Form 10-Q
period 1997-03-31
TEHAMA BANCORP
filed 1997-05-02
CIK 1035908

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 1997, OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period from ____________ to
    ____________.


                          Commission File Number:  333-23525

                                    TEHAMA BANCORP
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                                      91-1775524
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

239 SOUTH MAIN STREET, RED BLUFF, CALIFORNIA                      96080
 (Address of principal executive offices)                      (Zip Code)

    (Registrant's telephone number, including area code):     (916) 528-3000


                        -------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes_______         No _X_____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value: 100 shares outstanding (April 28, 1997)

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TEHAMA BANCORP AND SUBSIDIARY

                              Consolidated Balance Sheet
                                    March 31, 1997

    Assets
    ------

Cash                                             $1,000
                                                 ------

Total Assets                                     $1,000
                                                 ------

    Shareholder's Equity
    --------------------

Common Stock, No Par Value, 4,000,000 shares
    authorized, 100 shares issued                $1,000
                                                 ------

Total Shareholder's Equity                       $1,000
                                                 ------

Notes to Consolidated Balance Sheet

(1) ORGANIZATION

    Tehama Bancorp (the "Company") was incorporated January 15, 1977 under the laws of the state of California for the purpose of becoming a bank holding company for Tehama Bank (the "Bank"). The Company, the Bank and Tehama Merger Corporation, a California corporation and wholly owned subsidiary of the Company (the "Subsidiary") entered into a Plan of Reorganization and Merger Agreement dated as of February 12, 1997 (the "Merger Agreement"), pursuant to the terms of which the Bank will become a wholly owned subsidiary of the Company, with the present stockholders of the Bank receiving one share of the common stock of the Company for each share of the common stock of the Bank held by them (the "Merger"). Consummation of the transaction contemplated by the Merger Agreement is conditioned upon approval by various state and federal agencies and by the shareholders of the Bank. During the period prior to the completion of the Merger, the Company and the Subsidiary will be inactive corporations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As of the date of this report, the Merger has not yet been consummated, and the Company has not conducted any business, does not lease or own any property, and has not paid any remuneration to any employee or director.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As of the date of this report, there are no material legal proceedings against the Company.

ITEM 2.  CHANGES IN SECURITIES

    As of the date of this report, only 100 shares of the Company's common stock are outstanding, there is no market for the common stock, and no dividends have been paid on the common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As of the date of this report, there are no defaults or delinquencies relating to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As of the date of this report, no matter has been submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    As of the date of this report, no reports on Form 8-K have been filed during the quarter for which this report is filed.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-Q for the quarterly period ended March 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TEHAMA BANCORP


Date: April 28, 1997                           /s/ Frank S. Onions
                                       ---------------------------------------
                                              Frank S. Onions
                                           Senior Vice President and
                                            Chief Financial Officer