Form 10-Q
period 1997-06-30
TEHAMA BANCORP
filed 1997-08-12
CIK 1035908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended June 30, 1997, OR

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    for the Transition Period from______________ to _______________.

                      Commission File Number:  000-22797

                                TEHAMA BANCORP
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        91-1775524
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

239 SOUTH MAIN STREET, RED BLUFF, CALIFORNIA                  96080
  (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code):     (916) 528-3000

                    ______________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X              No
                          -------             -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, No Par Value:  1,610,940 shares outstanding (July 1, 1997)

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEHAMA BANCORP / TEHAMA BANK
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                (CONSOLIDATED)     (TEHAMA BANK ONLY)
                                                                 JUNE 30, 1997      DECEMBER 31, 1996
                                                                --------------     ------------------
ASSETS

Cash and due from banks                                          $  7,106,022         $  4,388,685
Federal funds sold                                                  8,600,000            5,000,000
Investment securities (market value of $33,759,151 at
  June 30, 1997 and $31,760,800 at December 31, 1996)              33,988,361           31,590,388
Loans, less allowance for loan losses of $1,058,011 as of
  June 30, 1997 and $896,733 as of December 31, 1996              107,034,385           91,687,370
Bank premises and equipment, net                                    1,905,911            1,200,464
Other real estate                                                     470,000              470,000
Accrued interest receivable and other assets                        6,355,441            3,785,339
                                                                 ------------         ------------
          TOTAL ASSETS                                           $165,460,120         $138,122,246
                                                                 ------------         ------------
                                                                 ------------         ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                           $ 30,799,843         $ 22,938,555
  Interest bearing                                                117,895,611           98,664,151
                                                                 ------------         ------------
          Total deposits                                          148,695,454          121,602,706

Accrued interest payable and other liabilities                      1,481,902            1,406,364
                                                                 ------------         ------------
          Total liabilities                                       150,177,356          123,009,070
                                                                 ------------         ------------

Stockholders' equity
  Preferred stock - no par value;  2,000,000 shares
    authorized;  none issued
  Common stock - no par value;  4,000,000 shares
    authorized;  1,610,940 shares issued and outstanding
    as at June 30, 1997 and December 31, 1996                      12,225,722           12,225,722
Retained earnings                                                   3,132,852            2,905,644
Unrealized (loss) gain on available-for-sale investment
  securities, net of taxes                                           (75,810)              (18,190)
                                                                 ------------         ------------
          Total stockholders' equity                               15,282,764           15,113,176
                                                                 ------------         ------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $165,460,120         $138,122,246
                                                                 ------------         ------------
                                                                 ------------         ------------

The financial information included herein is unaudited, although the December 31, 1996 data is derived from audited financial statements;
however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

                          TEHAMA BANCORP / TEHAMA BANK
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED,
                                                         JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   1997         1996         1997         1996
                                                ----------   ----------   ----------   ----------
Interest income:
  Interest and fees on loans                    $2,430,003   $1,961,072   $4,614,238   $3,878,693
  Interest on Federal funds sold                   185,194      166,637      350,343      373,784
  Interest on investment securities:
    Taxable                                        146,660      136,799      680,221      416,151
    Exempt from Federal income taxes               356,455      216,689      294,164      272,157
                                                ----------   ----------   ----------   ----------

      Total interest income                      3,118,312    2,481,197    5,938,966    4,940,785

Interest expense on deposits                     1,315,663    1,051,055    2,516,473    2,117,960
                                                ----------   ----------   ----------   ----------

      Net interest income                        1,802,649    1,430,142    3,422,493    2,822,825

Provision for loan losses                          190,000      135,000      360,000      255,000
                                                ----------   ----------   ----------   ----------

      Net interest income after
        provision for loan losses                1,612,649    1,295,142    3,062,493    2,567,825
                                                ----------   ----------   ----------   ----------

Non-interest income:
  Service charges                                  133,262       90,311      235,272      177,223
  Merchant processing fees                         330,643      309,285      647,830      600,673
  Loan servicing fees                               17,810       19,376       37,485       38,814
  Gain on sale of loans                              8,653        3,917       20,403        6,812
  Other income                                       9,714       38,151       27,646       75,626
                                                ----------   ----------   ----------   ----------

      Total non-interest income                    500,082      461,040      968,636      899,148

Non-interest expense:
  Salaries and employee benefits                   670,255      551,139    1,297,589    1,101,910
  Occupancy                                        218,485      123,010      380,211      235,215
  Other                                            543,156      421,550    1,016,354      791,813
                                                ----------   ----------   ----------   ----------

      Total non-interest expense                 1,431,896    1,095,699    2,694,154    2,128,938
                                                ----------   ----------   ----------   ----------

      Income before income taxes                   680,835      660,483    1,336,975    1,338,035

Income taxes                                       232,272      215,022      465,391      440,042
                                                ----------   ----------   ----------   ----------

      Net income                                $  448,563   $  445,461   $  871,584   $  897,993
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------

Earnings per share                              $     0.27   $     0.27   $     0.52   $     0.55
                                                ----------   ----------   ----------   ----------

Weighted average number of
  shares outstanding                             1,662,885    1,643,968    1,662,885    1,643,968
                                                ----------   ----------   ----------   ----------

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

                          TEHAMA BANCORP / TEHAMA BANK
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                           1997               1996
                                                                       -----------        -----------
Cash flows from operating activities:
  Net income                                                           $   871,584        $   897,992
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                            360,000            255,000
      Depreciation and amortization                                        121,125             74,684
      Increase (decrease) net deferred loan origination fees & costs        65,767            (19,602)
      (Increase) decrease in Interest Receivable and Other Assets         (629,162)            69,864
      (Decrease) increase in Interest Payable and Other Liabilities         75,538            (59,871)
      Change in Unrealized Gain (Loss) on Securities                       (57,620)          (306,770)

        Net cash provided by operating activities                          807,232            911,297
                                                                       -----------        -----------

Cash flows from investing activities:
  Net (increase) decrease in maturities, purchases and sales of
    investment securities                                               (2,397,973)        (1,843,305)
  Net (increase) decrease in loans                                     (15,728,504)        (4,951,502)
  772 Investment - Leasing Company                                      (2,000,000)
  Purchases of premises and equipment                                     (811,790)           (90,330)
  Proceeds from sale of equipment                                             -                 1,441
  Proceeds from sale of other real estate                                     -                36,000


        Net cash used in investing activities                          (20,938,267)        (6,847,696)
                                                                       -----------        -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, interest-bearing
    and savings accounts                                                17,548,609         (3,400,707)
  Net increase in time deposits                                          9,544,139          3,815,270
  Payments for fractional shares                                              -                (2,850)
  Payments of cash dividends                                              (644,376)              -
  Proceeds from exercise of stock options                                     -                62,129

        Net cash provided by financing activities                       26,448,372            473,842
                                                                       -----------        -----------
        (Decrease) increase in cash and cash equivalents                 6,317,337         (5,462,557)
                                                                       -----------        -----------
Cash and cash equivalents at beginning of year                           9,388,685         20,041,908
                                                                       -----------        -----------
Cash and cash equivalents at June 30,                                  $15,706,022        $14,579,351
                                                                       -----------        -----------

                          TEHAMA BANCORP / TEHAMA BANK
                    STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

                                                                                   UNREALIZED
                                                                                     LOSS ON
                                                                                  AVAIL.-FOR-SALE
                                                                       RETAINED     INVESTMENT
                                          SHARES         AMOUNT        EARNINGS     SECURITIES        TOTAL
                                         ---------    -----------    -----------    ----------     -----------
BALANCE AT DEC. 31, 1994                 1,283,396    $ 8,105,964    $ 2,779,634    $(127,582)     $10,758,016
                                         ---------    -----------    -----------    ----------     -----------
Stock Options Exercised and Tax
Related Benefit                             36,392        310,839                                      310,839

Net Income                                                             1,848,679                     1,848,679

10% Stock Dividend                         130,833      1,700,829     (1,703,790)                       (2,961)

Unrealized Loss on Available-for-Sale
Investment Securities                                                                 171,290          171,290
                                         ---------    -----------    -----------    ----------     -----------
BALANCE AT DEC. 31, 1995                 1,450,621    $10,117,632    $ 2,924,523    $  43,708      $13,085,863
                                         ---------    -----------    -----------    ----------     -----------
Stock Options Exercised and Tax
Related Benefit                             15,468        152,601                                      152,601

Net Income                                                             1,939,461                     1,939,461

10% Stock Dividend                         144,851      1,955,489     (1,958,340)                       (2,851)

Unrealized Loss on Available-for-Sale
Investment Securities                                                                 (61,898)         (61,898)
                                          ---------    -----------    -----------    ----------     -----------
BALANCE AT DEC. 31, 1996                 1,610,940    $12,225,722    $ 2,905,644    $ (18,190)     $15,113,176
                                         ---------    -----------    -----------    ----------     -----------
Net Income                                                               871,584                       871,584

Unrealized Loss on Available-for-Sale
Investment Securities                                                                 (57,620)         (57,620)

Cash dividend                                                           (644,376)                     (644,376)
                                         ---------    -----------    -----------    ----------     -----------
BALANCE AT JUNE 30, 1997                 1,610,940     12,225,722      3,132,852      (75,810)      15,282,764
                                         ---------    -----------    -----------    ----------     -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is management's discussion and analysis of the financial condition and results of operations of Tehama Bank (the "Bank") for the quarter ending June 30, 1997, with comparative data from the quarter ending June 30, 1996. The focus is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

     In the first quarter of 1997 the Bank acquired two new branches, adding approximately $18,000,000 in deposits to the Bank's combined balance sheet. Additional general ledger categories affected by these acquisitions include: cash, investments, premises and equipment, interest expense, personnel expense, occupancy and equipment expense and other operating expenses. Financial statement comparisons of current and prior periods will be somewhat skewed by these additions.

     Effective with the close of business on June 30, 1997 the Bank became a wholly owned subsidiary of Tehama Bancorp ("Bancorp"), a newly formed holding company in 1997. With this reorganization comes a change in the Bank's regulatory reporting requirements for quarterly Form 10-Q reports. Effective with this report, a consolidated report on Form 10-Q will be filed for the Bank and Bancorp with the Securities and Exchange Commission; and the Bank's filings of periodic reports with the Federal Reserve Board will be discontinued.

EARNINGS OVERVIEW

     The Bank's net income in the second quarter 1997 totaled $448,563 contributing toward a year-to-date net income of $871,584. The second quarter's net income increased 6.04% over the first quarter of 1997, and represents a 6.96% increase over the same period in 1996. Year-to-date net income as of June 30, 1997 has decreased 2.94% from June 30, 1996 year-to-date net income. Non-interest expenses associated with the acquisition of two new branches in the first half of the year, together with a slowing in deposit growth are the primary factors contributing to the decrease in year-to-date net income over the prior year. Earnings per share for the second quarter 1997 totaled $0.27 compared to $0.27 for the second quarter 1996. Earnings per share year-to-date 1997 totaled $0.52 compared to $0.55 for the same period in 1996.

NET INTEREST INCOME

     The primary source of income for the Bank is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits taken by the Bank to fund these assets. Net interest income for the quarter ending June 30, 1997 totaled $1,802,649, a 26% increase over the $1,430,142 for the second quarter in 1996. Year-to-date net interest income totals $3,422,493, a 21% increase over the prior year.

BALANCE SHEET ANALYSIS

     Total assets of $165,460,120 at June 30, 1997 represent an increase of $27,337,874 or 19.8% from the 1996 year-end figure of $138,122,246. Net loans are the largest component of growth, increasing $15,347,015 or 16.7% from December 31, 1996. Real estate loans account for approximately 47% of the total loan growth, installment loans account for approximately 35% and commercial loans account for approximately 18%. Total deposits of $148,695,454 at June 30, 1997 represent an increase of $27,092,748 or 22.3%
from the 1996 year-end figure of $121,602,706. The two new branches acquired in February of 1997 account for $20,329,930 of total deposits, or 75% of the total increase. As a component of total deposits, non-interest bearing deposits grew from 18.8% to 20.9%.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses, as a percentage of outstanding loans as of June 30, 1997 was 0.98%, compared to 0.97% as of December 31, 1996 and 1.09% as of June 30, 1996. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the Bank's Merchant Bankcard department. Non-interest income totaled $968,636 as of June 30, 1997, an increase of 7.7% over the same period in 1996. Income generated by the Merchant Bankcard department contributed 66% of total non-interest income during the first two quarters of 1997 and 1996.

     Deposit account service charges for the six months ended June 30, 1997 increased 32.7% from the same period in 1996. The combined gain on sale of loans and servicing fees on loans sold for the six months ended June 30, 1997 increased 26.9% from the same period in 1996. The increases are due primarily to variations in the volume of loan sales and related servicing income.

NON-INTEREST EXPENSE

     Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $2,694,154 as of June 30, 1997, an increase of 26.5% over the same period in 1996. For the second quarter non-interest expenses totaled $1,431,896 an increase of 30.7% over the same period in 1996. This category of expense was heavily impacted by the acquisition of the two new branches earlier in the year. Together, the ordinary non-interest expenses of these branches account for approximately 47% of the total increase in year-to-date non-interest expense over the prior year-to-date total.

INCOME TAXES

     Income taxes accrued through June 30, 1997 totaled $465,391 or 34.8% of net income before taxes. Accrued income taxes through the same period in 1996 totaled $440,042 or 32.9% of net income before taxes. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the increased tax rate compared to the decreased income before taxes in the two periods.

LIQUIDITY AND CAPITAL

     Liquidity, the ability of a company to generate sufficient amounts of cash to meet its short-term and long-term needs, is commonly measured by the ratio of net loans to total deposits. The lower the ratio the more liquid the Bank's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of June 30, 1997 was 71.7%, a decrease from the 75.4% ratio at December 31, 1996. For additional reference, this ratio was 71.7% at December 31, 1995 and 78.3% at December 31, 1994. Even with the significant growth in loans during the first two quarters of 1997, the growth in deposits has helped maintain a low ratio and satisfactory liquidity position.

     Capital adequacy is generally quantified by measures established by regulatory agencies and regulations require the Bank to maintain minimum amounts of capital and ratios of capital to assets. The Bank's total risk-based capital ratio as of June 30, 1997 was 13.76%, compared to 17.7% at December 31, 1996 and a regulatory minimum of 10.0 for "Well-Capitalized" banking institutions.

                         PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     As of the date of this report, the 100 shares of Tehama Bancorp common stock previously issued have been repurchased. All of the shares of Tehama Bank common stock outstanding as of close of business June 30, 1997, totaling 1,610,940 shares, were converted into the same number of shares of common stock of Tehama Bancorp and represent the current total shares outstanding. Total dividends of $644,376 were paid to Tehama Bank shareholders in the second quarter. Market value of Tehama Bancorp stock (formerly Tehama Bank stock) was $13.625 per share as of June 30, 1997, as reported by the Bank's primary market maker.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of Tehama Bank was held on May 6, 1997. Shareholders approved a reorganization plan that effectively allowed the Bank to reorganize with Tehama Bancorp as its holding company and convert all shares of Tehama Bank stock into shares of Tehama Bancorp stock. Shareholders also voted on candidates for the board of directors. No candidates were proposed in opposition to the slate of candidates submitted by management, and the following incumbent directors were elected by the votes indicated:

------------------------------------------------------------------
          NAME                 VOTES FOR       VOTES WITHHELD
------------------------------------------------------------------
  HENRY CLAY ARNEST, III       1,074,945           3,161
------------------------------------------------------------------
  LOUIS J. BOSETTI             1,075,875           2,231
------------------------------------------------------------------
  DANIEL B. CARGILE            1,075,875           2,231
------------------------------------------------------------------
  HARRY DUDLEY                 1,074,339           3,767
------------------------------------------------------------------
  WILLIAM P. ELLISON           1,075,875           2,231
------------------------------------------------------------------
  GARRY D. FISH                1,075,875           2,231
------------------------------------------------------------------
  MAX MULLER FROOME            1,071,464           6,642
------------------------------------------------------------------
  ORVILLE K. JACOBS            1,075,875           2,231
------------------------------------------------------------------
  GARY C. KATZ                 1,075,875           2,231
------------------------------------------------------------------
  JOHN W. KOEBERER             1,075,631           2,475
------------------------------------------------------------------
  RAYMOND C. LIEBERENZ         1,075,495           2,611
------------------------------------------------------------------
  GARY L. NAPIER               1,074,852           3,254
------------------------------------------------------------------
  EUGENE F. PENNE              1,075,875           2,231
------------------------------------------------------------------
  TERRANCE A. RUST             1,075,391           2,715
------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits listed in the Exhibit Index to this report are furnished herewith and incorporated here by reference.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company duly caused this report to be signed by the undersigned thereunto duly authorized.


          AUGUST 7, 1997               BY:  /S/   WILLIAM M. JENKINS     .
--------------------------------          --------------------------------
Date                                      William M. Jenkins
                                          Vice President



          AUGUST 7, 1997               BY:  /S/     FRANK S. ONIONS      .
--------------------------------          --------------------------------
Date                                      Frank S. Onions
                                          Senior Vice President
                                          & Chief Financial Officer



          AUGUST 7, 1997               BY:  /S/     WILLIAM P. ELLISON   .
--------------------------------          --------------------------------
Date                                      William P. Ellison
                                          President & Chief Executive Officer

                                   EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

2                Plan of Reorganization and Merger Agreement.
                 Incorporated by reference from Exhibit 2 to the Company's Registration Statement No. 333-23525 on Form S-4 filed with the Commission.

27               Financial Data Schedule.