Form 10-Q/A
period 1997-06-30
TEHAMA BANCORP
filed 1997-08-14
CIK 1035908

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  FORM 10-Q\A, NO. 1

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997, OR

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                                 --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X    No
                                          -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, No Par Value: 1,610,940 shares outstanding (July 1, 1997)

    The registrant hereby amends the following Items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as set forth on the following pages:

    (1) Item 1: Financial Statements

         Tehama Bancorp/Tehama Bank, Condensed Consolidated Statement of Income

    (2) Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Non-Interest Income
         Non-Interest Expense

                              TEHAMA BANCORP/TEHAMA BANK
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                      Three months ended            Six months ended
                                                           June 30,                     June 30,
                                                   -------------------------     -------------------------
                                                    1997           1996            1997           1996
                                                 ----------      ----------     ----------    ----------
Interest income:
  Interest and fees on loans                     $2,430,003     $1,961,072     $4,614,238     $3,878,693
  Interest on Federal funds sold                    185,194        166,637        350,343        373,784
  Interest on investment securities:
    Taxable                                         146,660        136,799        680,221        416,151
    Exempt from Federal income taxes                356,455        216,689        294,164        272,157
                                                 ----------     ----------     ----------     ----------
       Total interest income                      3,118,312      2,481,197      5,938,966      4,940,785
Interest expense on deposits                      1,315,663      1,051,055      2,516,473      2,117,960
                                                 ----------     ----------     ----------     ----------
       Net interest income                        1,802,649      1,430,142      3,422,493      2,822,825
Provision for loan losses                           190,000        135,000        360,000        255,000
                                                 ----------     ----------     ----------     ----------
       Net interest income after
         provision for loan losses                1,612,649      1,295,142      3,062,493      2,567,825
                                                 ----------     ----------     ----------     ----------
Non-interest income:
  Service charges                                   133,262         90,311        235,272        177,223
  Merchant processing fees                          330,643        309,285        647,830        600,673
  Loan servicing fees                                17,810         19,376         37,485         38,814
  Gain on sale of loans                               8,653          3,917         20,403          6,812
  Other income                                       37,591         38,151         71,924         75,626
                                                 ----------     ----------     ----------     ----------
       Total non-interest income                    527,959        461,040      1,012,914        899,148
Non-interest expense:
  Salaries and employee benefits                    670,255        551,139      1,297,589      1,101,910
  Occupancy                                         218,485        123,010        380,211        235,215
  Other                                             571,033        421,550      1,060,632        791,813
                                                 ----------     ----------     ----------     ----------
       Total non-interest expense                 1,459,773      1,095,699      2,738,432      2,128,938
                                                 ----------     ----------     ----------     ----------
       Income before income taxes                   680,835        660,483      1,336,975      1,338,035
Income taxes                                        232,272        215,022        465,391        440,042
                                                 ----------     ----------     ----------     ----------
       Net income                                $  448,563     $  445,461     $  871,584     $  897,993
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
Earnings per share                                    $0.27          $0.27          $0.52          $0.55
                                                 ----------     ----------     ----------     ----------
Weighted average number of shares outstanding     1,662,885      1,643,968      1,662,885      1,643,968
                                                 ----------     ----------     ----------     ----------

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

NON-INTEREST INCOME

    Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the Bank's Merchant Bankcard department. Non-interest income totaled $1,012,914 as of June 30, 1997, an increase of 12.6% over the same period in 1996. Income generated by the Merchant Bankcard department contributed 64% of total non-interest income during the first half of 1997 and 67% during the same period in 1996.

    Deposit account service charges for the six months ended June 30, 1997 increased 32.7% from the same period in 1996. The combined gain on sale of loans and servicing fees on loans sold for the six months ended June 30, 1997 increased 26.9% from the same period in 1996. The increases are due primarily to variations in the volume of loan sales and related servicing income.

NON-INTEREST EXPENSE

    Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $2,738,432 as of June 30, 1997, an increase of 28.6% over the same period in 1996. For the second quarter non-interest expenses totaled $1,459,773 an increase of 33.2% over the same period in 1996. This category of expense was heavily impacted by the acquisition of the two new branches earlier in the year. Together, the ordinary non-interest expenses of these branches account for approximately 47% of the total increase in year-to-date non-interest expense over the prior year-to-date total.

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

    Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Bank to maintain minimum amounts of capital and ratios of capital to assets. The Bank's total risk-based capital ratio as of June 30, 1997 was 13.76%, compared to 17.7% at December 31, 1996 and a regulatory minimum of 10.0 for "Well-Capitalized" banking institutions.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company duly caused this amendment of its quarterly report on Form 10-Q to be signed by the undersigned thereunto duly authorized.



    August 12, 1997                    BY:  /s/  William M. Jenkins
-------------------------                   ----------------------------
Date                                          William M. Jenkins
                                              Vice President