Form 10-Q
period 1997-09-30
TEHAMA BANCORP
filed 1997-11-14
CIK 1035908

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1997, OR

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

(Registrant's telephone number, including area code): (530) 528-3000

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

                                   Yes    X                No
                                       ----------             -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, No Par Value:  1,616,055 shares outstanding (September 30,
1997)

                            PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                     TEHAMA BANCORP / TEHAMA BANK
                        CONDENSED BALANCE SHEET

                                            (Consolidated)    (Tehama Bank only)
                   ASSETS                 September 30, 1997  December 31, 1996
                                          ------------------  ------------------
Cash and due from banks                      $  5,920,349           $  4,388,685
Federal funds sold                              8,300,000              5,000,000
Investment securities (market value of
  $29,319,609 at Sept. 30, 1997 and
  $31,760,800 at Dec. 31, 1996)                29,081,485             31,590,388
Loans, less allowance for loan losses
  of $1,151,841 as of Sept. 30, 1997 and
  $896,733 as of Dec. 31, 1996                117,428,564             91,687,370
Bank premises and equipment, net                1,937,891              1,200,464
Other real estate                                 470,000                470,000
Accrued interest receivable and other assets    6,744,117              3,785,339
                                            ----------------  ------------------

    TOTAL ASSETS                             $169,882,406           $138,122,246
                                            ----------------  ------------------
                                            ----------------  ------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                    $ 33,275,176           $ 22,938,555
     Interest bearing                         119,719,509             98,664,151
                                            ----------------  ------------------

          Total deposits                      152,994,685            121,602,706

Accrued interest payable and other
  liabilities                                   1,169,680              1,406,364
                                            ----------------  ------------------

          Total liabilities                   154,164,365            123,009,070
                                            ----------------  ------------------

Commitments

Stockholders' equity
   Preferred stock - no par value;
    2,000,000 shares authorized;
    none issued
   Common stock - no par value;
    4,000,000 shares authorized;
    1,616,055 shares issued and
    outstanding as at Sept. 30, 1997
    and 1,610,940 at Dec. 31, 1996             12,274,994             12,225,722
Retained earnings                               3,426,304              2,905,644
Unrealized (loss) gain on
  available-for-sale investment
  securities, net of taxes                         16,743                (18,190)
                                            ----------------  ------------------

    Total stockholders' equity                 15,718,041             15,113,176
                                            ----------------  ------------------

    TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY                                   $169,882,406           $138,122,246
                                            ----------------  ------------------
                                            ----------------  ------------------


The financial information included herein is unaudited, although the 12/31/96 data is derived from audited financial statements; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.


                         TEHAMA BANCORP / TEHAMA BANK
                        CONDENSED STATEMENT OF INCOME

                                                    Three months ended              Nine months ended,
                                                       September 30,                   September 30,
                                              ------------------------------- -------------------------------
                                              (Consolidated) Tehama Bank Only (Consolidated) Tehama Bank Only
                                                   1997            1996            1997            1996
                                                  ------          ------          ------          ------
Interest income:
  Interest and fees on loans                 $  2,708,322    $  2,085,614      $  7,322,559    $  5,964,306
  Interest on Federal funds sold                  122,956         161,875           473,299         535,659
  Interest on investment securities:
    Taxable                                       307,207         212,770           987,428         628,921
    Exempt from Federal income taxes              145,682         129,906           439,846         402,063
                                             -------------   -------------     -------------   -------------

      Total interest income                     3,284,167       2,590,165         9,223,132       7,530,949

Interest expense on deposits                    1,342,567       1,084,411         3,859,039       3,202,371
                                             -------------   -------------     -------------   -------------

    Net interest income                         1,941,600       1,505,754         5,364,093       4,328,578

Provision for loan losses                         490,000         150,000           850,000         405,000
                                             -------------   -------------     -------------   -------------

    Net interest income after
    provision for loan losses                   1,451,600       1,355,754         4,514,093       3,923,578
                                             -------------   -------------     -------------   -------------

Non-interest income:
  Service charges                                 149,457          93,416           384,728         270,639
  Merchant processing fees                        338,470         305,318           986,299         905,991
  Loan servicing fees                              18,896          18,857            56,381          57,670
  Gain on sale of loans                             9,833           5,738            30,236          12,549
  Other income                                     31,414          39,647            79,331         115,272
                                             -------------   -------------     -------------   -------------

      Total non-interest income                   548,070         462,976         1,536,975       1,362,121

Non-interest expense:
  Salaries and employee benefits                  750,488         541,491         2,048,076       1,643,400
  Occupancy                                       212,259         127,649           592,470         362,866
  Other                                           660,859         446,657         1,677,212       1,238,465
                                             -------------   -------------     -------------   -------------

      Total non-interest expense                1,623,606       1,115,797         4,317,758       3,244,731
                                             -------------   -------------     -------------   -------------

      Income before income taxes                  376,064         702,933         1,733,310       2,040,968

Income taxes                                      102,882         235,711           568,274         675,753
                                             -------------   -------------     -------------   -------------

      Net income                               $  273,182      $  467,222      $  1,165,036    $  1,365,215
                                             -------------   -------------     -------------   -------------
                                             -------------   -------------     -------------   -------------

Earnings per share                                $  0.16         $  0.28           $  0.70         $  0.83
                                             -------------   -------------     -------------   -------------

Weighted average number of
  shares outstanding (includes
  common stock equivalents of
  options outstanding)                          1,669,726       1,643,968         1,669,726       1,643,968
                                             -------------   -------------     -------------   -------------



The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

                             TEHAMA BANCORP / TEHAMA BANK
                          CONDENSED STATEMENT OF CASH FLOWS

                                                     Nine months ended
                                                       September 30,
                                               -------------------------------
                                               (Consolidated) Tehama Bank Only
                                                    1997           1996
                                                    ----           ----
Cash flows from operating activities:
  Net income                                   $  1,241,755   $  1,365,215
  Adjustments to reconcile net income to
   net cash provided by operating
  activities:
    Provision for loan losses                       850,000        405,000
    Depreciation and amortization                   195,182        116,649
    Increase (decrease) net deferred loan
      origination fees & costs                      696,074       (349,151)
    (Increase) decrease in Interest
      Receivable and Other Assets                  (939,767)       241,123
    (Decrease) increase in Interest Payable
      and Other Liabilities                        (236,684)        (3,012)
    Change in Unrealized Gain (Loss)
      on Securities                                  34,933       (189,947)

      Net cash provided by
       operating activities                       1,841,493      1,585,877
                                               -------------  -------------

Cash flows from investing activities:
  Net (increase) decrease [from maturities,
   purchases and sales] of
    investment securities                         2,509,649       (205,514)
  Net (increase) decrease in loans              (27,381,004)   (11,015,288)
  Net (increase) decrease 772
    Investment - Leasing Company                 (2,000,000)
  Purchases of premises and equipment              (857,926)      (177,855)
  Proceeds from sale of equipment                      (707)         1,441
  Proceeds from sale of other real estate                 -         36,000

      Net cash used in investing
        activities                              (27,729,988)   (11,361,216)
                                               -------------  -------------

Cash flows from financing activities:
  Net increase (decrease) in demand
    deposits, interest-bearing and
    savings accounts                             18,944,772      2,270,322
  Net increase in time deposits                  12,470,491      6,290,227
  Payments for fractional shares                          -         (2,850)
  Payments of cash dividends                       (744,376)             -
  Proceeds from exercise of stock options            49,272         86,252

    Net cash provided by financing
      activities                                 30,720,159      8,643,951
                                               -------------  -------------

    (Decrease) increase in cash and
      cash equivalents                            4,831,664     (1,131,388)
                                               -------------  -------------

Cash and cash equivalents at beginning
  of year                                         9,388,685     20,041,908
                                               -------------  -------------

Cash and cash equivalents at
  September 30,                               $  14,220,349   $ 18,910,520
                                              --------------  -------------



                             TEHAMA BANCORP / TEHAMA BANK
                       STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

                                                                             Unrealized Gain
                                                                                (Loss) on
                                                                             Avail.-for-Sale
                                                                  Retained      Investment
                                        Shares      Amount        Earnings      Securities         Total
                                     ---------- -------------  ------------- ----------------  -------------
BALANCE AT DEC. 31, 1994              1,283,396  $  8,105,964   $  2,779,634  $  (127,582)      $ 10,758,016
                                     ---------- -------------  ------------- ----------------  -------------

Stock Options Exercised and Tax
Related Benefit                          36,392       310,839                                        310,839

Net Income                                                         1,848,679                       1,848,679

10% Stock Dividend                      130,833     1,700,829     (1,703,790)                         (2,961)

Unrealized Gain (Loss) on
Available-for-Sale
Investment Securities                                                             171,290            171,290
                                                                                               -------------

                                     ---------- -------------  ------------- ----------------  -------------
BALANCE AT DEC. 31, 1995              1,450,621  $ 10,117,632   $  2,924,523  $    43,708       $ 13,085,863
                                     ---------- -------------  ------------- ----------------  -------------

Stock Options Exercised and Tax
Related Benefit                          15,468       152,601                                        152,601

Net Income                                                         1,939,461                       1,939,461

10% Stock Dividend                      144,851     1,955,489     (1,958,340)                         (2,851)

Unrealized Gain (Loss) on
Available-for-Sale
Investment Securities                                                             (61,898)           (61,898)
                                                                                               -------------

                                     ---------- -------------  ------------- ----------------  -------------
BALANCE AT DEC. 31, 1996              1,610,940  $ 12,225,722   $  2,905,644   $  (18,190)      $ 15,113,176
                                     ---------- -------------  ------------- ----------------  -------------

Stock Options Exercised and Tax
Related Benefit                           5,115        49,272                                         49,272

Net Income                                                         1,165,036                       1,165,036

Unrealized Gain (Loss) on
Available-for-Sale
Investment Securities                                                              34,933             34,933

Cash dividend                                                       (644,376)                       (644,376)

                                     ---------- -------------  ------------- ----------------  -------------
BALANCE AT SEPTEMBER 30, 1997         1,616,055    12,274,994      3,426,304       16,743         15,718,041
                                     ---------- -------------  ------------- ----------------  -------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is management's discussion and analysis of the consolidated financial condition and results of operations of Tehama Bancorp (the "Company") for the quarter ending September 30, 1997, with comparative data for Tehama Bank from the quarter ending September 30, 1996. The focus is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

     In the first quarter of 1997 Tehama Bank (the "Bank") acquired two new branches, adding approximately $18,000,000 in deposits to the Bank's combined balance sheet. Additional general ledger categories affected by these acquisitions include: cash, investments, premises and equipment, interest expense, personnel expense, occupancy and equipment expense and other operating expenses. Financial statement comparisons of current and prior periods will be somewhat skewed by these additions.

     Effective with the close of business on June 30, 1997 the Bank became a wholly owned subsidiary of the Company. In January 1997 the Bank and Humboldt Bank (Eureka, California) formed Bancorp Financial Services, Inc. (BFS), a jointly owned investment. BFS provides funding for small companies leasing business/industrial equipment. Net income (loss) from BFS is split evenly between both banks. During the initial nine months of operations the net income (loss) contribution to the Bank from BFS has been minimal.

EARNINGS OVERVIEW

     Consolidated net income in the third quarter 1997 totaled $273,182 contributing toward a year-to-date net income of $1,165,036. The third quarter's net income decreased 39% from the prior quarter, as compared with a 41% decrease over the same period in 1996. Net income for the quarter was affected by the consolidation of expenses incurred in the formation of the Bank's holding company combined with other operating expenses paid by the Company totaling $76,719. Year-to-date net income as of September 30, 1997 has decreased 14% from September 30, 1996 year-to-date net income. During 1997 the Bank has continued to experience significant loan growth, similar to previous years, and in the third quarter increased its provision for loan losses by $490,000 to ensure that adequate reserves are maintained for this growing portfolio. Non-interest expenses associated with the acquisition of two new branches in the first half of the year, together with a slowing in deposit growth continue to also be factors contributing to the decrease in year-to-date net income over the prior year. Earnings per share for the third quarter 1997 totaled $0.16 compared to $0.28 for the third quarter 1996. Earnings per share year-to-date 1997 totaled $0.70 compared to $0.83 for the same period in 1996. Earnings per share are diluted by including weighted average options in the shares outstanding.

NET INTEREST INCOME

     The Company's sole source of income is dividends from the Bank. The primary source of income for the Bank is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits taken by the Bank to fund these assets. Net interest income for the quarter ending September 30, 1997 totaled $1,941,600, a 29% increase over the $1,505,754 for the third quarter in 1996. Year-to-date net interest income totals $5,364,093, a 24% increase over the prior year.

BALANCE SHEET ANALYSIS

     Total assets of $169,882,406 at September 30, 1997 represent an increase of $31,760,160 or 23% from the 1996 year-end figure of $138,122,246. Net loans are the largest component of growth, increasing $25,741,194 or 28% from December 31, 1996. Real estate loans account for approximately 49% of the total loan growth, commercial loans account for approximately 26% and installment loans account for approximately 25%. Total deposits of $152,994,685 at September 30, 1997 represent an increase of $31,391,979 or 26% from the 1996 year-end figure of $121,602,706. As a component of total deposits, non-interest bearing deposits grew from 18.8% at December 31, 1996 to 21.7% at September 30, 1997.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses, as a percentage of outstanding loans as of September 30, 1997 was 0.98%, compared to 0.97% as of December 31, 1996 and 1.00% as of December 31, 1995. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the Bank's Merchant Bankcard department. Year-to-date non-interest income totaled $1,536,975 as of September 30, 1997, an increase of 13% over the same period in 1996. Income generated by the Merchant Bankcard department increased 9% over the same period in 1996 and accounts for approximately 64% of total non-interest income year-to-date.
     Deposit account service charges for the nine months ended September 30, 1997 increased 42% from the same period in 1996. The combined gain on sale of loans and servicing fees on loans sold for the nine months ended September 30, 1997 increased 23% from the same period in 1996.

NON-INTEREST EXPENSE

     Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses including holding company expenses. Non-interest expense totaled $4,317,758 as of September 30, 1997, an increase of 33% over the same period in 1996. For the third quarter non-interest expenses totaled $1,623,606 an increase of 45% over the same period in 1996. This category of expense continues to be heavily impacted by the acquisition of the two new branches earlier in the year. Together, the ordinary non-interest expenses of these branches and the holding company expenses account for approximately 47% of the total increase in year-to-date non-interest expense over the prior year-to-date total.

INCOME TAXES

     Income taxes accrued through September 30, 1997 totaled $568,274 or 32.7% of net income before taxes. Accrued income taxes through the same period in 1996 totaled $675,753 or 33.1% of net income before taxes. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the increased tax rate compared to the decreased percentage of income before taxes in the two periods.

LIQUIDITY AND CAPITAL

     Liquidity, the ability of a company to generate sufficient amounts of cash to meet its short-term and long-term needs, is commonly measured by the ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of September 30, 1997 was 76.7%, a small increase from the 75.4% ratio at December 31, 1996. For additional reference, this ratio was 71.7% at December 31, 1995 and 78.3% at December 31, 1994. Even with the significant growth in loans during the first two quarters of 1997, the growth in deposits has helped maintain an acceptable ratio and satisfactory liquidity position.

     Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Bank to maintain minimum amounts of capital and ratios of capital to assets. The Bank's total risk-based capital ratio as of September 30, 1997 was 12.83%, compared to 17.7% at December 31, 1996 and the regulatory minimum of 10.0% for "Well-Capitalized" banking institutions.

                             PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed in the Exhibit Index to this report are furnished herewith and incorporated by reference.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company duly caused this report to be signed by the undersigned thereunto duly authorized.


          November 7, 1997              BY:     /s/   William M. Jenkins     .
------------------------------------         ---------------------------------
Date                                                  William M. Jenkins
                                                      Vice President




          November 7, 1997              BY:     /s/     Frank S. Onions      .
------------------------------------         ---------------------------------
Date                                                 Frank S. Onions
                                                     Senior Vice President
                                                     & Chief Financial Officer




          November 7, 1997              BY:     /s/     William P. Ellison    .
------------------------------------         ---------------------------------
Date                                                  William P. Ellison
                                             President & Chief Executive Officer

Exhibit     Exhibit Name
   No.      -------------
------

3.1(*)      Articles of Incorporation

3.2(*)      By-Laws.

10.1(*)     (A) Lease Assignment Agreement dated February 22, 1988

            (B) Ground Lease dated July 31, 1980

            (C) Addendum to Lease dated February 6, 1981

10.2(*) Assignment and Assumption of Agreement and Right of First Refusal, dated February 25, 1988.

10.3(*) Purchase and Assumption Agreement dated October 15, 1996, between the Bank and Wells Fargo Bank, N.A.

10.4(*)     (A) Tehama County Bank 1994 Stock Option Plan
            (B) Form of Incentive Stock Option Agreement
            (C) Form of Nonstatutory Stock Option Agreement
            (D) Form of Director's Nonstatutory Stock Option Agreement

10.5(*)     (A) Merchant Services Agreement with Cardservice International,
                Inc., effective July 1, 1994
            (B) Lead Principal Member Agreement dated April 17, 1991

10.6(*) Service Agreement with First Data Resources, Inc., dated June 3, 1991, as amended June 29, 1992, February 8, 1993, March 15, 1994,
            March 15, 1994 and March 1, 1994

10.7(*) (A-C) Executive Salary Continuation Agreements dated June 17, 1993 with (a) Daniel B. Cargile, (b) Frank S. Onions , and (c)
            William P. Ellison

10.7 (D) Executive Salary Continuation Agreement dated September 24, 1997, with W. Steven Gilman

27          Financial Data Schedule.

(*) Incorporated by reference from the Company's Registration Statement No. 333-23525 on Form S-4 filed with the Commission on March 18, 1997.