Form 10-K405
period 1997-12-31
TEHAMA BANCORP
filed 1998-03-27
CIK 1035908

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to
     ____________.

                         Commission File Number:  000-22797

                                   TEHAMA BANCORP
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   91-1775524
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

239 SOUTH MAIN STREET, RED BLUFF, CALIFORNIA                 96080
 (Address of principal executive offices)                  (Zip Code)

 (Registrant's telephone number, including area code):  (530) 528-3000

                             ------------------------

            Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 -----------------------------------------
      NONE                                            NONE

            Securities registered pursuant to Section 12(g) of the Act:

      Common Stock; No Par Value; 1,642,939 shares outstanding (March 6, 1998)
                                  (Title of Class)

 Aggregate market value of the voting stock held by non-affiliates:  $21,565,794


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                        DOCUMENTS INCORPORATED BY REFERENCE

                    ANNUAL REPORT TO SECURITY HOLDERS FOR FISCAL
                       YEAR ENDED DECEMBER 31, 1997 (PART II)

         PROXY STATEMENT FOR 1998 ANNUAL MEETING OF SHAREHOLDERS (PART III)

                    The Index of Exhibits is located on page 13

                           TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . .  3
     ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . .  7
     ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .  8
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .  8
     ITEM (*) EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . .  8

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . .  9
     ITEM 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . .  9
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .  9
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA . . . . . .  9
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . .  9

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  9
     ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .  9
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT. . . . . . . . . . . . . .  . . . . . . . . 10
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . 10


PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . 10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                       PART I
ITEM 1.  BUSINESS

     GENERAL. Tehama Bancorp (the "Company") was organized as a California corporation in January 1997 for the purpose of reorganizing Tehama Bank (the "Bank") as the wholly-owned subsidiary of the Company. This transaction was approved by the shareholders of the Bank at the 1997 Annual Meeting of the Bank held on May 6, 1997, and was made effective as of the close of business June 30, 1997. The Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended, and reports annually to and is examined by the Federal Reserve Board. The Common Stock of the Company is registered with the Securities and Exchange Commission (the "SEC") pursuant to section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company files periodic reports and proxy materials with the SEC pursuant to sections 13 and 14 of the Exchange Act.

     The Bank is the Company's only subsidiary, and the Company engages in no business other than indirectly in the business conducted by the Bank, which was incorporated as a California banking corporation under the name Tehama County Bank on March 15, 1984, and received its Certificate of Authority to commence banking operations on August 30, 1984. Effective February 11, 1997, the Bank changed its name to Tehama Bank.

     OFFICES. The Bank's headquarters is located at 239 South Main Street and its main office is located at 237 South Main Street, Red Bluff, Tehama County, California. Branch offices are located at 7843 Highway 99E, in the unincorporated community of Los Molinos, Tehama County; at 2025 Pillsbury Road, Chico, Butte County; at 301 Walker Street, Orland, Glenn County; and 160 North Butte Street, Willows, Glenn County. The Bank also maintains a Loan Production Office at 2775 Bechelli Lane, Redding, Shasta County. The branches located in Orland and Willows were acquired by the Bank from Wells Fargo Bank, N.A., in a transaction which was effective February 22, 1997.

     The Bank's principal office and Chico branch office maintain drive-up windows for transactions during the hours of 8:00 A.M. through 5:30 P.M., Monday through Thursday, and 8:00 A.M. through 6:00 P.M. on Friday. The two offices also maintain identical lobby hours (9:00 A.M. through 5:00 P.M., Monday through Thursday, and 9:00 A.M. through 6:00 P.M. on Friday) and offer 24-hour teller service through ATMs located on the premises. The Bank's Los Molinos office maintains lobby hours between 9:00 A.M. through 4:00 P.M., Monday through Thursday, and 9:00 A.M. through 5:00 P.M. on Friday, and has neither a drive-up window nor an ATM. The Bank's Willows and Orland branches maintain identical lobby hours of 9:00 A.M. to 5:00 P.M., Monday through Thursday and 9:00A.M. through 6:00 P.M. on Friday. Drive-up windows at both the Orland and Willows branches maintain the hours of 8:00 A.M. to 5:30 P.M., Monday through Thursday, and 8:00 A.M. to 6:00 P.M. on Friday. 24-hour ATMs also are maintained at both branches.

     SERVICES. The Bank conducts a commercial banking business including accepting demand, savings and time deposits, issuing letters of credit, and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks, sells traveler's checks, acts as a licensed merchant bankcard sales clearer, and provides the following: 24-hour automated teller service, bank-by-mail and night depository services, safe deposit boxes, and other customary banking services. Most of the Bank's customers are individuals and small businesses. The Bank is a member bank of the Federal Reserve System, and the accounts of its depositors are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

     LEASING ACTIVITIES. During 1996, the Bank entered into a joint venture with Humboldt Bank, Eureka, California ("Humboldt"), to organize and share equally in a subsidiary leasing company. Bancorp Financial Services ("BFS") was organized as a California corporation on November 25, 1996, and the Bank and Humboldt each contributed $2 million towards its capitalization as of January 2, 1997. Both Humboldt and the Bank extend credit to BFS and purchase (on a non-recourse basis) leases originated by BFS, both of which types of transactions provide additional funding for its operations. BFS' offices are located at 83 Scripps Drive, Suite 310, in Sacramento, California; the company engages in equipment leasing in the so-called "small ticket" segment of the industry, which includes leases of $100,000 or less. BFS' business plan is to acquire such leases from independent lessors or brokers through brokerage or discount, to service them and, at predetermined intervals, package and resell them to investors, including Humboldt and the Bank. Income to the company is generated through spreads on its lease portfolio, gains on sales, and ongoing fees and charges. The company's board of directors includes BFS Chief Executive Officer Kevin D. Cochrane, three members from the Humboldt Board of Directors and three members from the Bank's Board of Directors.

     LENDING ACTIVITIES. As of the close of business on December 31, 1997, the Bank's loan portfolio consisted of $62.2 million in real estate loans (including $11.1 million in real estate construction loans and $11.2 million in commercial real estate loans), $17.8 million in commercial loans (including $2.4 million in commercial leases), and $41.9 million in installment loans to individuals for household, family and other personal expenditures. Comparable segments of the loan portfolio as of December 31, 1996 were carried at values of $46.2 million, $10.5 million, and $37.0 million, respectively.

     As of December 31, 1997 and 1996, the bank had outstanding credit commitments (including standby letters of credit) of $17.5 million and $9.9 million, respectively. The Bank expects 40 percent of its commitments to lend as of December 31, 1997 will not be exercised within the current year.

     At December 31, 1997, the Bank's loan limit to individual customers for unsecured loans was $2.6 million and the limit for unsecured and secured loans combined was $4.4 million For customers desiring loans in excess of the Bank's lending limits, the Bank may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions. No material portion of the Bank's loans is concentrated within a single industry or group of related industries.

     DEPOSITS. Approximately 56% of the Bank's deposits are attracted from and around the city of Red Bluff. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. Furthermore, (1) the extent to which the business of the Bank is seasonal is insignificant; (2) the importance of, and risks attendant to, foreign sources and applications of the Bank's funds is negligible; and (3) the Bank as of December 31, 1997 held $22,609 in United States agency deposits and $1,435,700 in local agency deposits, including, $93,068 in deposits from the city of Tehama, California, $97,594 in deposits from the Proberta Water District, Proberta, California, $22,464 in deposits from the Los Molinos Unified School District, $29,382 in deposits from the Red Bluff Union High School District, $1,025 in deposits from the Tehama County Transportation Program, Gerber, California, $203,675 in deposits from the Butte County Housing Authority, Chico, California, $353,778 in deposits from the City of Red Bluff, California, $501,926 in deposits from the City of Orland, California, $10,104 in deposits from the Tehama-Colusa Canal Authority, $6,180 in deposits from the City of Willows Housing Rehabilitation Agency, Willows, California, $1,515 in deposits from the Orland Joint Elementary School, Orland, California, $58,510 in deposits from the Willows High School, Willows, California, and $56,479 in deposits from the North Valley Schools Insurance Group.

     EMPLOYEES. At March 1, 1998 the Bank employed 99 persons (26 of whom were part-time employees), including five principal officers and a total of 37 other officers. None of the Bank's employees is presently represented by a union or covered under a collective bargaining agreement. Management of the Bank believes that its employee relations are excellent.

     COMPETITION. The Bank's primary service areas include Tehama, Butte, Glenn and Shasta counties, and contain a total of 81 competitive banking offices, of which 45 are offices of major chain banking systems and 36 are offices of other independent banks. On June 30, 1997, amounts reported by state and federal agencies indicated that these banking offices held approximately $2.5 billion in total deposits, averaging approximately $30.7 million per office. The service areas also contain the offices of 11 savings and loan associations, with approximately $185 million in total deposits as of June 30, 1997.

     The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital accounts), such banks have substantially higher lending limits than does the Bank. Other entities, both governmental and private, seeking to raise capital through the issuance and sale of debt or equity securities, also provide competition for the Bank in the acquisition of deposits.

     Commercial banks also compete with other types of financial institutions (savings associations and credit unions) and with other markets for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments. In periods of high interest rates, such money market funds have provided substantial competition to banks for deposits, and it is anticipated they may continue to do so in the future.

     In order to compete with other financial institutions in its primary service areas, the Bank relies principally upon (a) direct personal contact by officers, directors, employees and shareholders, (b) extended lobby hours, and
(c) specialized promotions. The Bank focuses its promotional activities on the advantages of dealing with an independent bank.

     SUPERVISION AND REGULATION. The Company and the Bank currently are directly supervised and regulated by the California Commissioner of Financial Institutions (the "Commissioner"), the Federal Reserve Board and the FDIC, which govern most aspects of their business, including capital requirements, loans, investments, mergers and acquisitions, borrowings, dividends, branch locations and other matters.

     In addition, the Bank's business is affected by general economic conditions and by the monetary and fiscal policies of the United States. These policies influence, for example, the Federal Reserve Board's open market operations in U.S. government securities, the reserve requirements imposed upon commercial banks, the discount rates applicable to borrowings from the Federal Reserve System by member banks, and other similar matters which impact the growth of the Bank's loans, investments and deposits and the interest rates which the Bank charges and pays.

     Proposals to change the laws and regulations governing the operations and taxation of financial institutions are frequently made in Congress, in the California legislature and before various regulatory and professional agencies. The likelihood of any major changes and the impact such changes might have are difficult to predict with accuracy. Certain significant recent laws and regulations are discussed below.

          INTERSTATE BANKING. Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

          CAPITAL REQUIREMENTS. Federal regulation imposes upon all FDIC-insured financial institutions a variable system of risk-based capital guidelines designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the Federal Reserve Board's risk-based capital guidelines, the Company (on a consolidated basis) and the Bank are required to maintain total risk-based capital equal to at least 8 percent of risk-weighted assets. Assets and off-balance sheet items are categorized by the guidelines according to risk, and certain assets considered to present less risk than others permit maintenance of capital at less than the 8 percent ratio. The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. For the Bank and the Company, Tier l capital includes only common stockholders' equity and retained earnings, but qualifying perpetual preferred stock would also be included without limit if the Company or the Bank were to issue such stock. Tier 2 capital includes, among other items, certain types of intermediate term and perpetual preferred stock, mandatory convertible debt securities, subordinated debt and a limited amount of the allowance for loan and lease losses.

     The guidelines also require all insured institutions to maintain a minimum leverage ratio of 3 percent Tier 1 capital to total average assets (the "leverage ratio"). The Federal Reserve Board emphasizes that the leverage ratio constitutes a minimum requirement for the most well-run banking organizations. All other banking organizations are required to maintain a minimum leverage ratio ranging generally from 4 to 5 percent. The Company's and the Bank's required minimum leverage ratio is 4 percent.

     The federal banking agencies, effective January 1, 1998 on a mandatory basis for all insured banks, issued uniform regulations requiring that insured banks with significant "trading activity" adjust their risk based capital calculations in order to maintain adequate capital against market risk exposure, including changes in the general level of interest rates, equity prices, foreign exchange rates or commodity prices. The level of a bank's "trading activity" is measured by the gross sum of its "trading assets" and "trading liabilities" as reported on the bank's most recent quarterly Consolidated Report of Condition and Income, or "Call Report." Banks with trading assets and liabilities exceeding 10 percent of total assets or $1 billion or more are required to adjust for market risk. The Bank currently has no trading assets or liabilities.

     However, the Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system has been redesignated as the "CAMELS" system.

     As of December 31, 1997, the Company's and the Bank's total risk-based capital ratios were approximately 13.9 percent and 13.8 percent, and their leverage ratios were approximately 9.4 percent and 9.3 percent, respectively. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Company or the Bank in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMEL ratings by bank examiners.

          DEPOSIT INSURANCE ASSESSMENTS. In 1995 the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has since continued these reduced assessment rates, and the Bank does not anticipate that its deposit insurance assessment for 1998 will differ materially from its assessment for 1997 ($18,300).

          PROMPT CORRECTIVE ACTION. Prompt Corrective Action Regulations (the "PCA Regulations") of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution.
 The Bank has been classified as a well-capitalized bank since adoption of the PCA Regulations.

          COMMUNITY REINVESTMENT ACT. Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of "satisfactory" CRA compliance.

          SAFETY AND SOUNDNESS STANDARDS. Federal bank regulations establish for insured financial institutions safety and soundness standards for (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. Agencies may elect to initiate enforcement action in certain cases where failure to meet one or more of the standards could threaten the safe and sound operation of the institution. The Bank has not been and does not expect to be required to submit a safety and soundness compliance plan because of a failure to meet any of the safety and soundness standards.

     The above description of the business of the Company and the Bank should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report) contained in the Company's 1997 Annual Report to Shareholders, which is incorporated here by reference.

ITEM 2.  PROPERTIES.

     The Bank leases its Orland branch office and Redding loan production office, and owns the land and buildings in which its Chico, Los Molinos and Willows branch offices are located. The Bank owns the building in which its Red Bluff branch office is located, subject to the ground lease described below, and leases the building in which its Red Bluff administrative headquarters is located adjacent to the Red Bluff branch office. The Bank's total rentals for premises and equipment for fiscal year 1997 were approximately $111,000 and its minimum future commitments under operating leases, as of December 31, 1997, totaled $522,565.

     The head office, a two-story commercial building with approximately 7,700 square feet of space, was formerly owned and used as a branch office by the Bank of America. At the time the Bank acquired the property in 1988, the building was approximately eight years old and had been vacant for approximately seven years.

     The Bank acquired the right to purchase the structure by way of an assignment dated February 25, 1988 ("Assignment"), from two of the Bank's directors, Orville Jacobs and John Koeberer. The building was acquired on or about February 29, 1988 for a price of $25,000. The Assignment contains a right of first refusal in favor of Messrs. Jacobs and Koeberer whereby they have the right to repurchase the building from the Bank in the event that the Bank elects to sell, vacate or sublet the building to a party other than a financial institution. This right of first refusal has a term concurrent with the terms of the underlying ground lease.

     The ground lease, which is dated July 31, 1980, and was amended on February 6, 1981, is between Allied Farms, Inc., as ground lessor, and the Bank of America, as ground lessee. The ground lease provides for an initial term of eight (8) years which terminated on December 31, 1988. It further provides for four (4) additional options to extend the term of the ground lease for a period of eight (8) years each, or a total of 32 years. The base rent is to be adjusted during each extension term in accordance with the fair market rental value of the land as of the commencement of the applicable extension term. The current lease term, at a monthly rental of $2,310, expires December 31, 2004.

     The Bank acquired the Willows office at a combined value (land and building) of approximately $340,000 in connection with its acquisition of deposits and assets on Wells Fargo Bank branches located in Willows and Orland, California, in February 1997. The building area is approximately 6400 square feet. The Orland office is a leased facility also acquired in connection with the Wells Fargo Bank transaction. The Bank assumed existing leases on the building and adjacent parking lot with the second of three five-year options commencing August 1, 1997. Monthly payments on the building and lot leases are $2,100 and $350, respectively.

     The Redding Loan Production Office is located in an office facility which is currently leased on a month-to-month basis at $925 per month.

     See further information concerning the Bank's properties in Exhibits 10.1,
10.2 and 10.3, which are incorporated here by reference.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's and the Bank's business, to which the Company or the Bank is a party or of which any of their properties are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM (*)  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents certain information regarding the executive officers of the Company:

             NAME           AGE    POSITION(S)              SINCE
             ----           ---    -----------              -----
     William P. Ellison      49    President,               1991
                                   Chief Executive
                                   Officer

     Frank S. Onions         64    Senior Vice              1984
                                   President

     Wayne Shaffer           54    Senior Vice              1997
                                   President, Chief
                                   Credit Officer

     W. Steven Gilman        42    Senior Vice              1995
                                   President, Director
                                   of Sales & Services

     William M. Jenkins      42    Vice President, Chief    1996
                                   Financial Officer

     (*)  Included pursuant to General Instruction G(3).

                                   PART II

    Those portions of the Company's 1997 Annual Report to Shareholders which are incorporated by reference in Items 5-8 below are filed as
               Exhibit 13 to this report.  Those portions not so
                  incorporated are not filed and are provided
                            for information of the
                                   SEC only.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     See information under the caption "Market for the Company's Stock" in the Company's 1997 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     See information under the caption "Five Year Selected Financial Data" in the Company's 1997 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     See Independent Auditor's Report, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Stockholders' Equity, Consolidated Statement of Cash Flows, and Notes to Consolidated Financial Statements, in the Company's 1997 Annual Report to Shareholders, which report, financial statements and notes are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning directors required by this item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders of the Company filed with the SEC, including, under the caption "Election of Directors of the Company," (i) the table of directors (not including the share information included therein nor the footnotes thereto), and (ii) the description of the business experience of director-nominees.

     The information concerning executive officers required by this item is presented at the end of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders of the Company filed with the SEC, including all information under the caption "Compensation and Certain Transactions" except for information under the subheadings "Indebtedness of Management" and "Transactions with Management." See also the starred (*) exhibits in the list of exhibits in item 14, which are incorporated here by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders of the Company filed with the SEC, including information under the caption "Principal Shareholders" and, under the caption "Election of Directors of the Company," share information in the table of directors and footnotes thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed with the SEC, including under the caption "Compensation and Certain Transactions" all information under the subheadings "Indebtedness of Management" and "Transactions with Management."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements:

               The following financial statements of Tehama Bancorp included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8 of this report:

               Independent Auditor's Report dated January 23, 1998 (page 1 of Annual Report).

               Consolidated Balance Sheet: December 31, 1997 and 1996 (page 2 of Annual Report).

               Consolidated Statement of Income: Years Ended December 31, 1997, 1996 and 1995 (page 3 of Annual Report).

               Consolidated Statement of Stockholders' Equity: Years Ended December 31, 1997, 1996 and 1995 (page 4 of Annual Report).

               Consolidated Statement of Cash Flows: Years Ended December 31, 1997, 1996 and 1995 (pages 5-6 of Annual Report).

               Notes to Consolidated Financial Statements (pages 7 through 36 of Annual Report).

(a)(2)    Financial Statement Schedules:

               All Schedules are omitted because they are not applicable or not required, or because the information is included in the financial statements or the notes thereto or is not material.

 (a)(3) Exhibits filed with this report are listed in the Index to Exhibits below, which is incorporated here by reference.

 (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEHAMA BANCORP


                                   By:  /s/ William P. Ellison
                                        ------------------------------------
                                        William P. Ellison
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 19, 1998       /s/ William P. Ellison
                            --------------------------------------------
                            William P. Ellison,
                            President and Chief Executive Officer
                            (Principal Executive Officer)

Date:  March 19, 1998       /s/ William M. Jenkins
                            --------------------------------------------
                            William M. Jenkins, Vice President and Chief
                             Financial Officer
                            (Principal Financial Officer and Principal
                              Accounting Officer)

Date:  March 19, 1998       /s/ Henry C. Arnest, III
                            --------------------------------------------
                            Henry Clay Arnest III, Director

Date:  March 19, 1998       /s/ Louis J. Bossetti
                            --------------------------------------------
                            Louis J. Bossetti, Director

Date:  March 19, 1998       /s/ Daniel B. Cargile
                            --------------------------------------------
                            Daniel B. Cargile, Director

Date:  March 19, 1998       /s/ Harry Dudley
                            --------------------------------------------
                            Harry Dudley, Director

Date:  March 19, 1998       /s/ William P. Ellison
                            --------------------------------------------
                            William P. Ellison, Director

Date:  March 19, 1998       /s/ Garry D. Fish
                            --------------------------------------------
                            Garry D. Fish, Director

Date:  March 19, 1998       /s/ Max M. Froome
                            --------------------------------------------
                            Max M. Froome, Director

Date:  March 19, 1998       /s/ Orville K. Jacobs
                            --------------------------------------------
                            Orville K. Jacobs, Director

Date:  March 19, 1998       /s/ Gary C. Katz
                            --------------------------------------------
                            Gary C. Katz, Director

Date:  March 19, 1998       /s/ John W. Koeberer
                            --------------------------------------------
                            John W. Koeberer, Director and
                             Chairman of the Board

Date:  March 19, 1998       /s/ Raymond C. Lieberenz
                            --------------------------------------------
                            Raymond C. Lieberenz, Director and Secretary
                             of the Board

Date:  March   , 1998
                            --------------------------------------------
                            Gary L. Napier, Director and Vice Chairman
                             of the Board

Date:  March 19, 1998       /s/ Gene Penne
                            --------------------------------------------
                            Gene Penne, Director

Date:  March 19, 1998       /s/ Terrance Rust
                            --------------------------------------------
                            Terrance A. Rust, Director

                             INDEX OF EXHIBITS

     3.1+      Articles of Incorporation

     3.2       Bylaws, as amended

     10.1+     (A) Lease Assignment Agreement dated February 22, 1988
               (B) Ground lease dated July 31, 1980
               (C) Addendum to Lease dated February 6, 1981

     10.2+ Assignment and Assumption of Agreement and Right of First Refusal, dated February 25, 1988

     10.3+ Purchase and Assumption Agreement dated October 15, 1996, between the Bank and Wells Fargo Bank, N.A.

     10.4+*    (A) Tehama County Bank 1994 Stock Option Plan
               (B) Form of Incentive Stock Option Agreement
               (C) Form of Nonstatutory Stock Option Agreement
               (D) Form of Director's Nonstatutory Stock Option Agreement

     10.5+     (A) Merchant Services Agreement with Cardservice
                   International, Inc., effective July 1, 1994
               (B) Lead Principal Member Agreement dated April 17, 1991

     10.6+ Service Agreement with First Data Resources, Inc., dated June 3, 1991, as amended June 29, 1992, February 8, 1993, March 15, 1994, March 15, 1994 and March 1, 1994

     10.7* + (A-C) Executive Salary Continuation Agreements dated June 17, 1993 with (a) Daniel B. Cargile, (b) Frank S. Onions and (c) William P. Ellison
               ++ (D) Executive Salary Continuation Agreement dated September 24, 1997 with W. Steven Gilman
               (E) Executive Salary Continuation Agreement dated January 1,
                    1998, with Daryl Sutterfield;
               (F) Amendment to Executive Salary Continuation Agreement with
                    William P. Ellison, dated January 1, 1998

     10.8*     Tehama Bancorp Director Emeritus Program

     13 The portions of the Tehama Bancorp 1997 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the SEC. Those portions not so incorporated are not filed and are provided for information of the SEC only.

     23        Consent of Perry-Smith & Co.

     27        Financial Data Schedule

(*)  Indicates management contract or compensatory plan or arrangement.
(+) Incorporated by reference from the Company's Registration Statement on Form S-4 No. 333-23525, filed with the SEC on March 18, 1997.
(++) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended September 30, 1997, filed with the SEC.