Form 10-Q
period 1998-03-31
TEHAMA BANCORP
filed 1998-05-15
CIK 1035908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

        Exchange Act of 1934 for the quarterly period ended March 31, 1998, OR

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

                              ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X               No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, No Par Value:  1,655,548 shares outstanding (March 31,
1998)

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 TEHAMA BANCORP
                           CONSOLIDATED BALANCE SHEET

                   ASSETS                                          March 31, 1998     December 31, 1997
                                                                   --------------     -----------------
Cash and due from banks                                            $    5,690,547      $      5,927,578
Federal funds sold                                                     19,500,000             7,000,000
Investment securities (market value of $26,637,652 at
  Mar. 31, 1998 and $28,723,500 at Dec. 31, 1997)                      26,367,423            28,426,765
Loans, less allowance for loan losses of $1,940,999 as
  of Mar. 31, 1998 and $1,705,200 as of Dec. 31, 1997                 114,928,734           118,731,801
Bank premises and equipment, net                                        1,979,140             1,955,630
Other real estate                                                          78,957               338,957
Accrued interest receivable and other assets                            6,942,963             7,341,297
                                                                   --------------     -----------------
        TOTAL ASSETS                                               $  175,487,764     $     169,722,028
                                                                   --------------     -----------------
                                                                   --------------     -----------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                          $   34,841,923     $      34,810,231
     Interest bearing                                                 122,928,962           117,860,826
                                                                   --------------     -----------------
        Total deposits                                                157,770,885           152,671,057

Accrued interest payable and other liabilities                          1,016,415             1,141,293
                                                                   --------------     -----------------
        Total liabilities                                             158,787,300           153,812,350
                                                                   --------------     -----------------
Commitments

Stockholders' equity
  Preferred stock - no par value;  2,000,000 shares
    authorized;  none issued
  Common stock - no par value;  4,000,000 shares
    authorized;  1,655,548 shares issued and outstanding
    as at Mar. 31, 1998 and 1,628,291 at Dec. 31, 1997                 12,633,606            12,337,764
Retained earnings                                                       4,062,253             3,562,034
Unrealized (loss) gain on available-for-sale investment
  securities, net of taxes                                                  4,605                 9,880
                                                                   --------------     -----------------
        Total stockholders' equity                                     16,700,464            15,909,678
                                                                   --------------     -----------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  175,487,764     $     169,722,028
                                                                   --------------     -----------------
                                                                   --------------     -----------------

The financial information included herein is unaudited, although the 12/31/97 data is derived from audited financial statements; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

                                 TEHAMA BANCORP
                        CONSOLIDATED STATEMENT OF INCOME

                                                                          Three months ended
                                                                               March 31,
                                                              ---------------------------------------
                                                                     1998                 1997
                                                              -----------------    ------------------
                                                                                   (Tehama Bank Only)
Interest income:
  Interest and fees on loans                                  $       2,773,563     $       2,184,000
  Interest on Federal funds sold                                        206,148               165,000
  Interest on investment securities:
    Taxable                                                             253,151               323,000
    Exempt from Federal income taxes                                    141,464               148,000
                                                              -----------------     -----------------
      Total interest income                                           3,374,326             2,820,000

Interest expense on deposits                                          1,313,567             1,201,000
                                                              -----------------     -----------------
      Net interest income                                             2,060,759             1,619,000

Provision for loan losses                                               375,000               170,000
                                                              -----------------     -----------------
      Net interest income after
        provision for loan losses                                     1,685,759             1,449,000
                                                              -----------------     -----------------
Non-interest income:
  Service charges                                                       168,915                99,000
  Merchant processing fees                                              330,071               316,000
  Loan servicing fees                                                    16,911                18,000
  Gain on sale of loans                                                  32,783                12,000
  Other income                                                           95,331                37,000
                                                              -----------------     -----------------
      Total non-interest income                                         644,011               482,000

Non-interest expense:
  Salaries and employee benefits                                        858,755               627,000
  Occupancy                                                             216,147               162,000
  Other                                                                 526,876               486,000
                                                              -----------------     -----------------
      Total non-interest expense                                      1,601,778             1,275,000
                                                              -----------------     -----------------
      Income before income taxes                                        727,992               656,000

Income taxes                                                            227,773               233,000
                                                              -----------------     -----------------
      Net income                                              $         500,219     $         423,000
                                                              -----------------     -----------------
                                                              -----------------     -----------------
Basic earnings per share                                      $            0.30     $            0.26
                                                              -----------------     -----------------
Diluted earnings per share (with stock options)               $            0.29     $            0.25
                                                              -----------------     -----------------
Weighted average number of shares outstanding                         1,640,234             1,610,940

Weighted average number of shares outstanding
  including stock options                                             1,697,547             1,660,196


The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

                                 TEHAMA BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                         ---------------------------------------
                                                                                                1998                 1997
                                                                                         -----------------    ------------------
                                                                                                              (Tehama Bank Only)
Cash flows from operating activities:
  Net income                                                                             $         500,219    $          423,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                                    375,000               170,000
      Depreciation and amortization                                                                 65,666                51,217
      Increase (decrease) net deferred loan origination fees & costs                                (8,532)              (13,657)
      (Increase) decrease in Interest Receivable and Other Assets                                   41,952            (1,257,502)
      (Decrease) increase in Interest Payable and Other Liabilities                               (124,878)              232,193
      Change in Unrealized Gain (Loss) on Securities                                                (5,275)              322,279

        Net cash provided by operating activities                                                  844,152               (72,470)
                                                                                         -----------------    ------------------
Cash flows from investing activities:
  Net (increase) decrease in maturities, purchases and sales of
    investment securities                                                                        2,059,342              (932,722)
  Net (increase) decrease in loans                                                               3,794,535            (5,474,285)
  772 Investment - Leasing Company                                                                       -            (2,000,000)
  Purchases of premises and equipment                                                              (90,730)             (585,551)
  Proceeds from sale of equipment                                                                        -                     -
  Proceeds from sale of other real estate                                                          260,000                     -

        Net cash used in investing activities                                                    6,023,147            (8,992,558)
                                                                                         -----------------    ------------------
Cash flows from financing activities:
  Net increase (decrease) in non-interest bearing deposits                                          31,692             5,931,929
  Net increase (decrease) in interest bearing deposits                                           5,068,136            17,080,226
  Cash payments of dividends for fractional shares                                                       -                     -
  Payments of cash dividends                                                                             -                     -
  Proceeds from exercise of stock options                                                          295,842                     -

        Net cash provided by financing activities                                                5,395,670            23,012,155
                                                                                         -----------------    ------------------
        (Decrease) increase in cash and cash equivalents                                        12,262,969            13,947,127
                                                                                         -----------------    ------------------
Cash and cash equivalents at beginning of year                                                  12,927,578             9,388,685
                                                                                         -----------------    ------------------
Cash and cash equivalents at March 31,                                                   $      25,190,547    $       23,335,812
                                                                                         -----------------    ------------------

                                 TEHAMA BANCORP
                   STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

                                                                                                 Unrealized
                                                                                                Gain (Loss) on
                                                                                               Avail.-for-Sale
                                                                                 Retained        Investment
                                                   Shares         Amount         Earnings        Securities          Total
                                                  ---------    ------------    ------------    ---------------   --------------
BALANCE AT JANUARY 1, 1995                        1,283,396    $  8,105,964    $ 2,779,634     $     (127,582)   $  10,758,016
                                                  ---------    ------------    ------------    ---------------   --------------
Stock Options Exercised and Tax
Related Benefit                                      36,392         310,839                                            310,839

Net Income                                                                       1,848,679                           1,848,679

10% Stock Dividend                                  130,833       1,700,829     (1,703,790)                             (2,961)

Unrealized Gain (Loss) on
  Available-for-Sale Investment Securities                                                            171,290          171,290
                                                  ---------    ------------    ------------    ---------------   --------------
BALANCE AT DECEMBER 31, 1995                      1,450,621    $ 10,117,632    $ 2,924,523     $       43,708    $  13,085,863
                                                  ---------    ------------    ------------    ---------------   --------------
Stock Options Exercised and Tax
Related Benefit                                      15,468         152,601                                            152,601

Net Income                                                                       1,939,461                           1,939,461

10% Stock Dividend                                  144,851       1,955,489     (1,958,340)                             (2,851)

Unrealized Gain (Loss) on
  Available-for-Sale Investment Securities                                                            (61,898)         (61,898)
                                                  ---------    ------------    ------------    ---------------   --------------
BALANCE AT DECEMBER 31, 1996                      1,610,940    $ 12,225,722    $ 2,905,644     $      (18,190)   $  15,113,176
                                                  ---------    ------------    ------------    ---------------   --------------
Stock Options Exercised and Tax
Related Benefit                                      17,351         112,042                                            112,042

Net Income                                                                       1,300,766                           1,300,766

Unrealized Gain (Loss) on
  Available-for-Sale Investment Securities                                                             28,070           28,070

Cash dividend                                                                     (644,376)                           (644,376)
                                                  ---------    ------------    ------------    ---------------   --------------
BALANCE AT DECEMBER 31, 1997                      1,628,291    $ 12,337,764    $ 3,562,034     $        9,880    $  15,909,678
                                                  ---------    ------------    ------------    ---------------   --------------
                                                  ---------    ------------    ------------    ---------------   --------------
Stock Options Exercised and Tax
Related Benefit                                      27,257         295,842                                             295,842

Net Income                                                                         500,219                              500,219

Unrealized Gain (Loss) on
  Available-for-Sale Investment Securities                                                             (5,275)          (5,275)

Cash dividend                                                                                                                -
                                                  ---------    ------------    ------------    ---------------   --------------
BALANCE AT MARCH 31, 1998                         1,655,548    $ 12,633,606    $ 4,062,253     $        4,605    $  16,700,464
                                                  ---------    ------------    ------------    ---------------   --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following is management's discussion and analysis of the consolidated financial condition and results of operations of Tehama Bancorp (the "Company") for the quarter ending March 31, 1998. Since Tehama Bancorp, the holding company, was not operational until July 1, 1997, the comparative data from 1997 is for Tehama Bank only. The focus of this discussion is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

EARNINGS OVERVIEW

Consolidated net income for the first quarter of 1998 totaled $500,219, up 18% over the comparable period in 1997. Net interest income and non-interest income increased 27% and 33%, respectively, over the first quarter of 1997. Non-interest expense and the provision for loan and lease losses also increased over 1997, by 25% and 120%, respectively.

During the quarter ended March 31, 1998, basic earnings per share totaled $0.30, and the closing market price per share was $16.75. During the comparable quarter in 1997, basic earnings per share totaled $0.26, and the closing market price per share was $12.25. Basic earnings per share are calculated based on weighted average shares outstanding.

NET INTEREST INCOME

The Company's sole source of income is dividends from the Bank. The primary source of income for the Bank is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits taken by the Bank to fund these assets. Interest income for the quarter ending March 31, 1998 was comprised of $2,773,563 from loans, $206,148 from federal funds sold and $394,615 from investment securities. These income figures represent increases from first quarter 1997 of 27% for loans and 25% for federal funds sold, while investment securities income decreased 16%. Interest expense totaled $1,313,567 for the quarter, a 9% increase over the same period in 1997.

BALANCE SHEET ANALYSIS

Total assets of $175,487,764 at March 31, 1998 represent an increase of 3% over the 1997 year-end figure of $169,722,028. Net loans, which grew significantly during most of 1997 and is the single largest component of the Bank's assets, decreased 3% from December 31, 1997. Commercial and residential construction loans and agricultural loans and lines of credit have performed below expectations during the first quarter, largely due to weather related delays. Residential mortgage loan volumes have been high in the first quarter, but have not produced large increases in the Bank's loan totals as most mortgages have been sold to the secondary real estate market. The decrease in loan totals has resulted in an increase in funds available for investment. However, low interest rates in the securities market coupled with the pending utilization of agricultural lines-of-credit and draws on construction loans during the spring months have resulted in most of these funds being invested for the short-term in the federal funds sold category.

Total deposits of $157,770,885 at March 31, 1998 represent an increase of $5,099,828 or 3% from the 1997 year-end figure of $152,671,057. Non-interest bearing deposits continue to increase their percentage of the overall mix of deposits, increasing from 22% at December 31, 1998 to 28% of total deposits at the end of the first quarter.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan and lease losses, as a percentage of gross loans as of March 31, 1998 was 1.69%, compared to 1.4% as of December 31, 1997, 0.97% as of December 31, 1996 and 1.00% as of December 31, 1995. Management believes the present allowance for loan and lease losses is adequate to absorb potential losses inherent in the loan portfolio. The allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other performance factors.

NON-INTEREST INCOME

Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the Bank's Merchant Bankcard department. Year-to-date non-interest income totaled $644,011 as of March 31, 1998, an increase of 33% over the same period in 1997. Service charges on deposit accounts increased 70% from first quarter 1997 to first quarter 1998. Increases in number of deposit accounts and increases in selected service charges during the latter part of 1997 have produced this long term change in level of income. Income generated by the Merchant Bankcard department increased 4% over the same period in 1997 and accounts for approximately 51% of total non-interest income year-to-date.

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $1,601,778 as of March 31, 1998, an increase of 25% over the same period in 1997. Personnel expense is the largest component of non-interest expense and increases in this category are primarily the result of increasing service staff at branches and the loan center.

INCOME TAXES

Income taxes accrued through March 31, 1998 totaled $227,773 or 31% of net income before taxes. Accrued income taxes through the same period in 1997 totaled $233,000 or 35% of net income before taxes. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, along with increased earnings from the Bank's leasing company, of which only 20% is taxable at the Bank's level, are primarily responsible for the decreased tax rate compared to the increase in income before taxes in the two periods.

LIQUIDITY AND CAPITAL

Liquidity, the ability of a company to generate sufficient amounts of cash to meet its short-term and long-term needs, is commonly measured by the ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of March 31, 1998 was 73%, a decrease from the 78% ratio at December 31, 1997. For additional reference, this ratio was 75% at December 31, 1996, 72% at December 31, 1995 and 78 at December 31, 1994. The decrease in loans experienced in the first quarter, combined with growth in deposits, contributed to the decrease in this ratio from year-end. Another key element in maintaining liquidity is by increasing core deposits, those deposits that are stable and can be counted on to not fluctuate widely over time. The growth noted previously in non-interest bearing demand deposits involves those type of core accounts and adds to the satisfactory liquidity position of the Bank.

COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income, but are normally excluded from net income, be reported. Other comprehensive
(loss)/income, net of taxes, was comprised of the unrealized (loss)/gain on available-for-sale investment securities for the three months ended March 31, 1998 and 1997 and totaled ($5,275) and $322,279, respectively. Total comprehensive income, net of taxes, (actual net income adjusted by the unrealized (loss)/gain on securities) was $494,944 and $745,279 for the three month periods ended March 31, 1998 and 1997, respectively.

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

       May 13, 1998                    BY:   /s/  William M. Jenkins     .
-----------------------------                -----------------------------
Date                                         William M. Jenkins
                                             Vice President
                                             & Chief Financial Officer



       May 13, 1998                    BY:   /s/  Frank S. Onions        .
-----------------------------                -----------------------------
Date                                         Frank S. Onions
                                             Senior Vice President



       May 13, 1998                    BY:   /s/  William P. Ellison     .
-----------------------------                -----------------------------
Date                                         William P. Ellison
                                             President & Chief Executive Officer

                                   EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

27                       Financial Data Schedule.