Form 10-Q
period 1998-06-30
TEHAMA BANCORP
filed 1998-08-14
CIK 1035908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

          for the quarterly period ended June 30, 1998, OR

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

    Common Stock, No Par Value: 1,662,504 shares outstanding (July 1, 1998)

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                TEHAMA BANCORP

                          CONSOLIDATED BALANCE SHEET


                        ASSETS                               June 30, 1998    December 31, 1997
                                                             -------------    -----------------
Cash and due from banks                                      $  6,134,280       $  5,927,578
Federal funds sold                                             18,000,000          7,000,000
Investment securities (market value of $26,071,517 at
  June 30, 1998 and $28,723,500 at December 31, 1997)          26,176,061         28,426,765
Loans, less allowance for loan losses of $1,937,424 at
  June 30, 1998 ($1,705,200 at December 31, 1997)             118,674,793        118,731,801
Bank premises and equipment, net                                1,930,881          1,955,630
Other real estate                                                  78,957            338,957
Accrued interest receivable and other assets                    7,468,614          7,341,297
                                                             ------------       ------------
    TOTAL ASSETS                                             $178,463,586       $169,722,028
                                                             ------------       ------------
                                                             ------------       ------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                       $ 36,238,602       $ 34,810,231
  Interest bearing                                            124,309,968        117,860,826
                                                             ------------       ------------
    Total deposits                                            160,548,570        152,671,057

Accrued interest payable and other liabilities                  1,304,762          1,141,293
                                                             ------------       ------------
    Total liabilities                                         161,853,332        153,812,350
                                                             ------------       ------------

Commitments

Stockholders' equity
  Preferred stock - no par value; 2,000,000 shares
    authorized; none issued                                             -                  -
  Common stock - no par value; 4,000,000 shares
    authorized; 1,662,504 shares issued and outstanding
    at June 30, 1998 (1,628,291 at December 31, 1997)          12,716,611         12,337,764
Retained earnings                                               3,874,198          3,562,034
Unrealized (loss) gain on available-for-sale investment
  securities, net of taxes                                         19,445              9,880
                                                             ------------       ------------
    Total stockholders' equity                                 16,610,254         15,909,678
                                                             ------------       ------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $178,463,586       $169,722,028
                                                             ------------       ------------
                                                             ------------       ------------


The financial information included herein is unaudited, although the 12/31/97 data is derived from audited financial statements; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

                                TEHAMA BANCORP

                       CONSOLIDATED STATEMENT OF INCOME


                                                Three months ended              Six months ended,
                                                     June 30,                       June 30,
                                            --------------------------      --------------------------
                                               1998            1997            1998            1997
                                               ----            ----            ----            ----
Interest income:
  Interest and fees on loans                $2,766,404      $2,430,003      $5,539,967      $4,614,238
  Interest on Federal funds sold               262,904         185,194         469,052         350,343
  Interest on investment securities:
    Taxable                                    246,542         146,660         499,693         680,221
    Exempt from Federal income taxes           137,957         356,455         279,421         294,164
                                            ----------      ----------      ----------      ----------
      Total interest income                  3,413,807       3,118,312       6,788,133       5,938,966
Interest expense on deposits                 1,352,983       1,315,663       2,666,550       2,516,473
                                            ----------      ----------      ----------      ----------
      Net interest income                    2,060,824       1,802,649       4,121,583       3,422,493
Provision for loan losses                      320,000         190,000         695,000         360,000
                                            ----------      ----------      ----------      ----------
      Net interest income after
        provision for loan losses            1,740,824       1,612,649       3,426,583       3,062,493
                                            ----------      ----------      ----------      ----------

Non-interest income:
  Service charges                              174,315         133,262         343,230         235,272
  Merchant processing fees                     336,899         330,643         666,970         647,830
  Loan servicing fees                           14,890          17,810          31,801          37,485
  Gain on sale of loans                         28,303           8,653          61,086          20,403
  Other income                                 131,325          37,591         226,656          27,646
                                            ----------      ----------      ----------      ----------
      Total non-interest income                685,732         527,959       1,329,743         968,636

Non-interest expense:
  Salaries and employee benefits               875,855         670,255       1,734,610       1,297,589
  Occupancy                                    222,471         218,485         438,618         380,211
  Other                                        632,781         571,033       1,159,657       1,016,354
                                            ----------      ----------      ----------      ----------
      Total non-interest expense             1,731,107       1,459,773       3,332,885       2,694,154
                                            ----------      ----------      ----------      ----------
      Income before income taxes               695,449         680,835       1,423,441       1,336,975
Income taxes                                   221,285         232,272         449,058         465,391
                                            ----------      ----------      ----------      ----------
      Net income                            $  474,164      $  448,563      $  974,383      $  871,584
                                            ----------      ----------      ----------      ----------
                                            ----------      ----------      ----------      ----------
Basic earnings per share                    $     0.29      $     0.28      $     0.59      $     0.54
                                            ----------      ----------      ----------      ----------
                                            ----------      ----------      ----------      ----------
Diluted earnings per share                  $     0.28      $     0.27      $     0.57      $     0.52
                                            ----------      ----------      ----------      ----------
                                            ----------      ----------      ----------      ----------
Weighted average number of
  shares outstanding                         1,657,298       1,610,940       1,648,879       1,610,940
                                            ----------      ----------      ----------      ----------
                                            ----------      ----------      ----------      ----------
Weighted average number of shares
  outstanding including common
  stock equivalents                          1,714,112       1,662,670       1,713,921       1,662,670
                                            ----------      ----------      ----------      ----------
                                            ----------      ----------      ----------      ----------


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

                                TEHAMA BANCORP

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 Six months ended
                                                                                     June 30,
                                                                          ------------------------------
                                                                              1998               1997
                                                                              ----               ----
Cash flows from operating activities:
  Net income                                                              $   974,383       $    871,584
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                               695,000            360,000
      Depreciation and amortization                                           160,134            121,125
      Increase (decrease) net deferred loan origination fees & costs          (48,845)            65,767
      (Increase) decrease in Interest Receivable and Other Assets            (483,880)          (629,162)
      (Decrease) increase in Interest Payable and Other Liabilities           163,469             75,538
      Change in Unrealized Gain (Loss) on Securities                            9,565            (57,620)
                                                                          -----------       ------------
        Net cash provided by operating activities                           1,469,826            807,232
                                                                          -----------       ------------

Cash flows from investing activities:
  Net (increase) decrease in maturities, purchases and sales of
    investment securities                                                   2,250,704         (2,397,973)
  Net (increase) decrease in loans                                           (175,216)       (15,728,504)
  772 Investment - Leasing Company                                                  -         (2,000,000)
  Purchases of premises and equipment                                        (112,845)          (811,790)
  Proceeds from sale of equipment                                                   -                  -
  Proceeds from sale of other real estate                                     260,000                  -
                                                                          -----------       ------------
        Net cash used in investing activities                               2,222,643        (20,938,267)
                                                                          -----------       ------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, interest-bearing
    and savings accounts                                                    6,588,323         17,548,609
  Net increase in time deposits                                             1,289,190          9,544,139
  Payments for fractional shares                                                    -                  -
  Payments of cash dividends                                                 (662,219)          (644,376)
  Proceeds from exercise of stock options                                     298,939                  -
                                                                          -----------       ------------
        Net cash provided by financing activities                           7,514,233         26,448,372
                                                                          -----------       ------------
        (Decrease) increase in cash and cash equivalents                   11,206,702          6,317,337
Cash and cash equivalents at beginning of year                             12,927,578          9,388,685
                                                                          -----------       ------------
Cash and cash equivalents at June 30,                                     $24,134,280       $ 15,706,022
                                                                          -----------       ------------


                                TEHAMA BANCORP

                  STATEMENT OF CHANGES IN SHAREHOLDER EQUITY


                                                                                        Unrealized
                                                                                          Loss on
                                                                                      Avail.-for-Sale
                                                                        Retained        Investment
                                          Shares         Amount         Earnings        Securities          Total
                                        ---------     -----------     -----------     ---------------    -----------
Balance at December 31, 1995            1,450,621     $10,117,632     $ 2,924,523        $ 43,708        $13,085,863
                                        ---------     -----------     -----------        --------        -----------
Stock Options Exercised and Tax
Related Benefit                            15,468         152,601                                            152,601
Net Income                                                              1,939,461                          1,939,461
10% Stock Dividend                        144,851       1,955,489      (1,958,340)                            (2,851)
Unrealized Loss on Available-for-Sale
Investment Securities                                                                     (61,898)           (61,898)
                                                                                                         -----------
                                        ---------     -----------     -----------        --------        -----------
Balance at December 31, 1996            1,610,940     $12,225,722     $ 2,905,644        $(18,190)       $15,113,176
                                        ---------     -----------     -----------        --------        -----------
Stock Options Exercised and Tax
Related Benefit                            17,351         112,042                                            112,042
Net Income                                                              1,300,766                          1,300,766
Cash dividend - $.40 per share                                           (644,376)                          (644,376)
Unrealized Loss on Available-for-Sale
Investment Securities                                                                      28,070             28,070
                                                                                                         -----------
                                        ---------     -----------     -----------        --------        -----------
Balance at December 31, 1997            1,628,291     $12,337,764     $ 3,562,034        $  9,880        $15,909,678
                                        ---------     -----------     -----------        --------        -----------
Stock Options Exercised and Tax
Related Benefit                            34,213         378,847                                            378,847
Net Income                                                                974,383                            974,383
Unrealized Loss on Available-for-Sale
Investment Securities                                                                       9,565              9,565
Cash dividend - $.40 per share                                           (662,219)                          (662,219)
                                        ---------     -----------     -----------        --------        -----------
Balance at June 30, 1998                1,662,504      12,716,611       3,874,198          19,445         16,610,254
                                        ---------     -----------     -----------        --------        -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is management's discussion and analysis of the financial condition and results of operations of Tehama Bancorp (the "Company") for the quarter ending June 30, 1998, with comparative data from the quarter ending June 30, 1997. Since Tehama Bancorp, the holding company, was not operational until July 1, 1997, the comparative data from 1997 is for Tehama Bank only. The focus is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

EARNINGS OVERVIEW

     The Company's net income in the second quarter 1998 totaled $474,164 contributing toward a year-to-date net income of $974,383. The second quarter's net income decreased 5.21% over the first quarter of 1998, and represents a 5.71% increase over the same period in 1997. Year-to-date net income as of June 30, 1998 has increased 4.79% from June 30, 1997 year-to-date net income. Earnings per share for the second quarter 1998 totaled $0.29 ($0.28 diluted) compared to $0.28 ($0.27 diluted) for the second quarter 1997. Earnings per share year-to-date 1998 totaled $0.59 ($0.57 diluted) compared to $0.54 ($0.52 diluted) for the same period in 1997.

NET INTEREST INCOME

     The primary source of income for the Company is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits taken by the Company to fund these assets. Net interest income for the quarter ending June 30, 1998 totaled $2,060,824, a 14.32% increase over the $1,802,649 for the second quarter in 1997. Year-to-date net interest income totals $4,121,583, a 20.43% increase over the prior year.

BALANCE SHEET ANALYSIS

     Total assets of $178,463,586 at June 30, 1998 represent an increase of $8,741,558 or 5.15% from the 1997 year-end figure of $169,722,028. Net loans decreased $57,008 or 0.05% from December 31, 1997. Total deposits of $160,548,570 at June 30, 1998 represent an increase of $7,877,513 or 5.16%
from the 1997 year-end figure of $152,671,057. As a component of total deposits, non-interest bearing deposits decreased from 22.8% to 22.6%.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses, as a percentage of outstanding loans as of June 30, 1998 was 1.61%, compared to 1.42% as of December 31, 1997 and 0.98% as of June 30, 1997. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Company for both deposit accounts and loans, gain on sale of loans and fee income generated by the Company's Merchant Bankcard department. Non-interest income totaled $1,329,743 as of June 30, 1998, an increase of 37.3% over the same period in 1997. Income generated by the Merchant Bankcard department contributed 50% and 67% of total non-interest income during the first two quarters of 1998 and 1997, respectively.

     The Company's share of net income from its joint venture in a leasing company (Bancorp Financial Services, Inc.) increased to $109,020 from $44,278 for the six months ended June 30, 1998 and 1997, respectively.

NON-INTEREST EXPENSE

     Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $3,332,885 as of June 30, 1998, an increase of 23.7% over the same period in 1997. For the second quarter non-interest expenses totaled $1,731,107 an increase of 18.6% over the same period in 1997. This category of expense was impacted by additional personnel to staff a new branch opening in September 1998, and the acquisition of the two new branches earlier in 1997

INCOME TAXES

     Income taxes through June 30, 1998 totaled $449,058 or 32% of net income before taxes. Income taxes through the same period in 1997 totaled $465,391 or 34% of net income before taxes. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the change in the tax rate.

LIQUIDITY AND CAPITAL

     Liquidity, the ability of a company to generate sufficient amounts of cash to meet its short-term and long-term needs, is commonly measured by the ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Company attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of June 30, 1998 was 73.9%, a decrease from the 77.8% ratio at December 31, 1997. For additional reference, this ratio was 75.4% at December 31, 1996 and 71.7% at December 31, 1995. The growth in deposits has helped maintain a low ratio and satisfactory liquidity position.

     Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Company to maintain minimum amounts of capital and ratios of capital to assets. The Company's total risk-based capital ratio as of June 30, 1998 was 12.37%, compared to 13.9% at December 31, 1997 and a regulatory minimum of 10.0 for "Well-Capitalized" banking institutions.

COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, but are normally excluded from net income, be reported. Other comprehensive
(loss)/income, net of taxes, was comprised of the unrealized (loss)/gain on available-for-sale investment securities for the six months ended June 30, 1998 and 1997 and totaled $9,565 and $(57,620), respectively. Total comprehensive income, net of taxes, (actual net income adjusted by the unrealized (loss)/gain on securities) was $983,948 and $813,964 for the six months ended June 30, 1998 and 1997, respectively.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of Tehama Bancorp was held on April 24, 1998. Shareholders voted on candidates for the board of directors. No candidates were proposed in opposition to the slate of candidates submitted by management, and the following incumbent directors were elected by the votes indicated:


-------------------------------------------------------------
NAME                          VOTES FOR        VOTES WITHHELD
-------------------------------------------------------------
Henry Clay Arnest, III        1,251,476             3,054
-------------------------------------------------------------
Louis J. Bosetti              1,253,526             1,004
-------------------------------------------------------------
Harry Dudley                  1,248,079             6,451
-------------------------------------------------------------
William P. Ellison            1,253,889               641
-------------------------------------------------------------
Garry D. Fish                 1,253,260             1,270
-------------------------------------------------------------
Max Muller Froome             1,235,210            19,320
-------------------------------------------------------------
Orville K. Jacobs             1,243,615            10,915
-------------------------------------------------------------
Gary C. Katz                  1,248,735             5,795
-------------------------------------------------------------
John W. Koeberer              1,252,622             1,908
-------------------------------------------------------------
Raymond C. Lieberenz          1,250,752             3,778
-------------------------------------------------------------
Gary L. Napier                1,248,603             5,927
-------------------------------------------------------------
Eugene F. Penne               1,253,889               641
-------------------------------------------------------------
Terrance A. Rust              1,252,026             2,504
-------------------------------------------------------------


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




     August 12, 1998                 BY: /s/ William M. Jenkins  .
-------------------------                ---------------------------------------
Date                                         William M. Jenkins
                                             Vice President &
                                             Chief Financial Officer




     August 12, 1998                 BY: /s/ William P. Ellison  .
-------------------------                ---------------------------------------
Date                                         William P. Ellison
                                             President & Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
27               Financial Data Schedule.
