Form 10-Q
period 1998-09-30
TEHAMA BANCORP
filed 1998-11-16
CIK 1035908

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

     Act of 1934 for the quarterly period ended September 30, 1998, OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities

     Exchange Act of 1934 for the Transition Period from ______________

     to _______________.


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

                       --------------------------------------

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

   Common Stock, No Par Value:  1,674,215 shares outstanding (September 30,
1998)

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   TEHAMA BANCORP
                             CONSOLIDATED BALANCE SHEET


ASSETS                                                        September 30, 1998  December 31, 1997
                                                              ------------------  -----------------
Cash and due from banks                                       $        5,544,986  $       5,927,578
Federal funds sold                                                    25,900,000          7,000,000
Investment securities (market value of $25,682,321 at
   Sept. 30, 1998 and $28,723,500 at Dec. 31, 1997)                   25,295,486         28,426,765
Loans, less allowance for loan losses of $1,979,282 as
   of Sept. 30, 1998 and $1,705,200 as of Dec. 31, 1997              121,812,773        118,731,801
Bank premises and equipment, net                                       2,275,885          1,955,630
Other real estate                                                        160,277            338,957
Accrued interest receivable and other assets                           8,346,555          7,341,297
                                                              ------------------  -----------------
          TOTAL ASSETS                                         $     189,335,962   $    169,722,028
                                                              ------------------  -----------------
                                                              ------------------  -----------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                      $      36,697,968   $     34,810,231
     Interest bearing                                                134,469,301        117,860,826
                                                              ------------------  -----------------
          Total deposits                                             171,167,269        152,671,057

Accrued interest payable and other liabilities                           893,111          1,141,293
                                                              ------------------  -----------------
          Total liabilities                                          172,060,380        153,812,350
                                                              ------------------  -----------------
Commitments

Stockholders' equity
   Preferred stock - no par value;  2,000,000 shares
      authorized;  none issued
   Common stock - no par value;  4,000,000 shares
      authorized;  1,674,215 shares issued and outstanding
      as at Sept. 30, 1998 (1,628,291 at Dec. 31, 1997)               12,890,683         12,337,764
Retained earnings                                                      4,367,506          3,562,034
Unrealized (loss) gain on available-for-sale investment
   securities, net of taxes                                               17,393              9,880
                                                              ------------------  -----------------
          Total stockholders' equity                                  17,275,582         15,909,678
                                                              ------------------  -----------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $     189,335,962   $    169,722,028
                                                              ------------------  -----------------
                                                              ------------------  -----------------


The financial information included herein is unaudited, although the 12/31/97 data is derived from audited financial statements; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

                                   TEHAMA BANCORP
                          CONSOLIDATED STATEMENT OF INCOME


                                                       Three months ended         Nine months ended,
                                                          September 30,              September 30,
                                                ---------------------------   --------------------------
                                                     1998           1997           1998           1997
                                                     ----           ----           ----           ----
Interest income:
   Interest and fees on loans                   $  2,863,151   $  2,708,322   $  8,403,118  $  7,322,559
   Interest on Federal funds sold                    305,581        122,956        774,633       473,299
   Interest on investment securities:
      Taxable                                        234,147        307,207        733,840       987,428
      Exempt from Federal income taxes               147,580        145,682        427,001       439,846
                                                ------------   ------------   ------------  ------------
         Total interest income                     3,550,459      3,284,167     10,338,592     9,223,132

Interest expense on deposits                       1,454,445      1,342,567      4,120,995     3,859,039
                                                ------------   ------------   ------------  ------------
         Net interest income                       2,096,014      1,941,600      6,217,597     5,364,093

Provision for loan losses                            218,000        490,000        913,000       850,000
                                                ------------   ------------   ------------  ------------
         Net interest income after
            provision for loan losses              1,878,014      1,451,600      5,304,597     4,514,093
                                                ------------   ------------   ------------  ------------
Non-interest income:
   Service charges                                   180,378        149,457        523,608       384,728
   Merchant processing fees                          337,311        338,470      1,004,281       986,299
   Loan servicing fees                                13,111         18,896         44,912        56,381
   Gain on sale of loans                              33,038          9,833         94,124        30,236
   Other income                                      114,300         31,414        340,956        79,331
                                                ------------   ------------   ------------  ------------
         Total non-interest income                   678,138        548,070      2,007,881     1,536,975

Non-interest expense:
   Salaries and employee benefits                    990,397        750,488      2,725,007     2,048,076
   Occupancy                                         235,162        212,259        673,780       592,470
   Other                                             626,676        584,140      1,786,333     1,600,493
                                                ------------   ------------   ------------  ------------
         Total non-interest expense                1,852,235      1,546,887      5,185,120     4,241,039
                                                ------------   ------------   ------------  ------------
         Income before income taxes                  703,917        452,783      2,127,358     1,810,029

Income taxes                                         210,609        102,882        659,667       568,274
                                                ------------   ------------   ------------  ------------
         Net income                               $  493,308     $  349,901   $  1,467,691  $  1,241,755
                                                ------------   ------------   ------------  ------------
                                                ------------   ------------   ------------  ------------
Basic earnings per share                             $  0.29        $  0.21        $  0.89       $  0.76
                                                ------------   ------------   ------------  ------------
                                                ------------   ------------   ------------  ------------
Diluted earnings per share                           $  0.29        $  0.21        $  0.86       $  0.74
                                                ------------   ------------   ------------  ------------
                                                ------------   ------------   ------------  ------------
Weighted average number of
     shares outstanding                            1,674,301      1,644,100      1,657,446     1,644,100
                                                ------------   ------------   ------------  ------------
                                                ------------   ------------   ------------  ------------
Weighted average number of shares
     outstanding including common
     stock equivalents                             1,714,992      1,669,726      1,715,831     1,669,726
                                                ------------   ------------   ------------  ------------
                                                ------------   ------------   ------------  ------------


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

                                 TEHAMA BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                      1998              1997
                                                                                      ----              ----
Cash flows from operating activities:
   Net income                                                                     $ 1,467,691       $ 1,241,755
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                                    913,000           850,000
         Depreciation and amortization                                                246,975           195,182
         Disqualifying disposition of incentive stock options                          82,103                 -
         Gain on investment in leasing company                                       (187,180)
         Increase (decrease) net deferred loan origination fees & costs               734,119           696,074
         (Increase) decrease in Interest Receivable and Other Assets                 (590,236)         (939,767)
         (Decrease) increase in Interest Payable and Other Liabilities               (248,182)         (236,684)
         Change in Unrealized Gain (Loss) on Securities                                 7,513            34,933
                                                                                  -----------       -----------
               Net cash provided by operating activities                            2,425,803         1,841,493
                                                                                  -----------       -----------

Cash flows from investing activities:
   Net (increase) decrease in maturities, purchases and sales of
      investment securities                                                         3,138,792         2,509,649
   Net (increase) decrease in loans                                                (4,728,091)      (27,381,004)
   Net (increase) decrease 772 Investment - Leasing Company                                 -        (2,000,000)
   Purchases of premises and equipment                                               (534,132)         (857,926)
   Proceeds from sale of equipment                                                          -              (707)
   Proceeds from sale of other real estate                                            260,000                 -
                                                                                  -----------       -----------

               Net cash used in investing activities                               (1,863,431)      (27,729,988)
                                                                                  -----------       -----------

Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing
      and savings accounts                                                         13,115,397        18,944,772
   Net increase in time deposits                                                    5,380,815        12,470,491
   Payments of cash dividends                                                        (662,219)         (744,376)
   Proceeds from exercise of stock options                                            121,043            49,272
                                                                                  -----------       -----------
               Net cash provided by financing activities                           17,955,036        30,720,159
                                                                                  -----------       -----------
               (Decrease) increase in cash and cash equivalents                    18,517,408         4,831,664
                                                                                  -----------       -----------
Cash and cash equivalents at beginning of year                                     12,927,578         9,388,685
                                                                                  -----------       -----------
Cash and cash equivalents at September 30,                                        $31,444,986       $14,220,349
                                                                                  -----------       -----------

                                 TEHAMA BANCORP
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

                                                                                       Unrealized
                                                                                        Loss on
                                                                                    Avail.-for-Sale
                                                                       Retained        Investment
                                             Shares        Amount      Earnings        Securities                 Total
                                          -----------   -----------  -----------     ---------------           -----------
Balance at December 31, 1995                1,450,621   $10,117,632   $2,924,523     $        43,708           $13,085,863
                                          -----------   -----------  -----------     ---------------           -----------
Stock Options Exercised and Tax
     Related Benefit                           15,468       152,601                                                152,601

Net Income                                                             1,939,461                                 1,939,461

10% Stock Dividend                            144,851     1,955,489   (1,958,340)                                   (2,851)

Unrealized Loss on Available-for-Sale
     Investment Securities                                                                   (61,898)              (61,898)
                                          -----------   -----------  -----------     ---------------           -----------
Balance at December 31, 1996                1,610,940   $12,225,722   $2,905,644     $       (18,190)          $15,113,176
                                          -----------   -----------  -----------     ---------------           -----------
Stock Options Exercised and Tax
     Related Benefit                           17,351       112,042                                                112,042

Net Income                                                             1,300,766                                 1,300,766

Cash dividend - $.40 per share                                          (644,376)                                 (644,376)

Unrealized Loss on Available-for-Sale
     Investment Securities                                                                    28,070                28,070
                                          -----------   -----------  -----------     ---------------           -----------
Balance at December 31, 1997                1,628,291   $12,337,764   $3,562,034         $     9,880           $15,909,678
                                          -----------   -----------  -----------     ---------------           -----------
Stock Options Exercised and Tax
    Related Benefit                            49,924       611,919                                                611,919

Net Income                                                             1,467,691                                 1,467,691

Unrealized Loss on Available-for-Sale
     Investment Securities                                                                     7,513                 7,513

Cash dividend - $.40 per share                                          (662,219)                                 (662,219)

Repurchase shares                              (4,000)      (59,000)                                               (59,000)
                                          -----------   -----------  -----------     ---------------           -----------
Balance at September 30, 1998               1,674,215   $12,890,683   $4,367,506         $    17,393           $17,275,582
                                          -----------   -----------  -----------     ---------------           -----------

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

INTRODUCTION

     The following is management's discussion and analysis of the consolidated financial condition and results of operations of Tehama Bancorp (the "Company") for the quarter ending September 30, 1998, with comparative data for the quarter ending September 30, 1997. Some discussion may naturally focus soley on Tehama Bank (the "Bank") as that entity comprises the majority of the consoldidated company. The focus in this discussion is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

EARNINGS OVERVIEW

     Consolidated net income in the third quarter 1998 totaled $493,308 contributing toward a year-to-date net income of $1,467,691. The third quarter's net income increased 4% from the prior quarter, as compared with a 22% decrease over the same period in 1997. Year-to-date net income as of September 30, 1998 has increased 18% from September 30, 1997 year-to-date net income.
Both basic and diluted earnings per share for the third quarter 1998 totaled $0.29 compared to $0.21 for the third quarter 1997. Basic earnings per share year-to-date 1998 totaled $0.89 ($0.86 diluted) compared to $0.76 ($0.74 diluted) for the same period in 1997.

NET INTEREST INCOME

     The primary source of income for the Bank is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits taken by the Bank to fund these assets. Net interest income for the quarter ending September 30, 1998 totaled $2,096,014, an 8% increase over the $1,941,600 for the third quarter in 1997. Year-to-date net interest income totals $6,217,597, a 16% increase over the prior year.

BALANCE SHEET ANALYSIS

     Total assets of $189,335,962 at September 30, 1998 represent an increase of $19,613,934 or 12% from the 1997 year-end figure of $169,722,028. Net loans increased $3,080,972 or 3% from December 31, 1997. Total deposits of $171,167,269 at September 30, 1998 represent an increase of $18,496,212 or 12% from the 1997 year-end figure of $152,671,057. As a component of total deposits, non-interest bearing deposits decreased from 22.8% at December 31, 1997 to 21.4% at September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses, as a percentage of gross outstanding loans as of September 30, 1998 was 1.6%, compared to 1.4% as of December 31, 1997. This increase is not reflective of a decline in quality of the loan portfolio, but the result of a concerted effort to raise the level of reserves based on comparative market data and trends. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the Bank's Merchant Bankcard department. Year-to-date non-interest income totaled $2,007,881 as of September 30, 1998, an increase of 31% over the same period in 1997.

     Deposit account service charges for the nine months ended September 30, 1998 increased 36% from the same period in 1997. The combined gain on sale of loans and servicing fees on loans sold for the nine months ended September 30, 1998 increased 61% from the same period in 1997.

NON-INTEREST EXPENSE

     Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $5,185,120 as of September 30, 1998, an increase of 22% over the same period in 1997. For the third quarter non-interest expenses totaled $1,852,235 an increase of 20% over the same period in 1997.

INCOME TAXES

     Income taxes through September 30, 1998 totaled $659,667 or 31% of net income before taxes. Income taxes through the same period in 1997 totaled $568,274 or 31% of net income before taxes.

LIQUIDITY AND CAPITAL

     Liquidity, the ability of a company to generate sufficient amounts of cash to meet its short-term and long-term needs, is commonly measured by the ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of September 30, 1998 was 71.2%, a decrease from the 77.8% ratio at December 31, 1997.
For additional reference, this ratio was 75.4% at December 31, 1996 and 71.7% at December 31, 1995.

     Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Bank to maintain minimum amounts of capital and ratios of capital to assets. The Bank's total risk-based capital ratio as of September 30, 1998 was 12.15%, compared to 13.6% at December 31, 1997 and the regulatory minimum of 10.0% for "Well-Capitalized" banking institutions. At September 30, 1998, Tier 1 Capital and Tier 2 Capital were approximately $14,445,000 and $1,660,000, respectively.

YEAR 2000 READINESS

     The Federal Financial Institution Examination Council (FFIEC) has identified five phases for Year 2000 readiness: Awareness, Assessment, Renovation, Validation, and Implementation. The Company has completed the Awareness, Assessment, and Renovation Phases of our Year 2000 plan. We are currently well into the Validation Phase and expect completion of that phase to be completed by year-end. The Implementation Phase is projected to be completed by March 31,1999. The Company believes that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of its systems and technology.

     Ultimately, the potential impact of Year 2000 issues will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issues are addressed by government, other businesses, and any entity that provides data to, or receives data from, the Company, or whose financial condition or operational capability is important to the Company as suppliers or customers. The Company, therefore, has contacted vendors, and clients with whom significant loan or deposit relationships are maintained, to try and ascertain their Year 2000 readiness and the extent to which the Company may be vulnerable to any third party issues. It is possible that if all aspects of the Year 2000 issues are not adequately resolved by these parties, the Company's future business operations could be negatively impacted.

     The Company's noninterest expense as of September 30, 1998 included approximately $20,000 in direct expense and $140,000 in indirect expense related to Year 2000 compliance. Direct expenses are those paid to third parties for products and/or services used to renovate or test our systems. Indirect expenses include the personnel costs of staff involved in addressing the various Year 2000 issues. Additional costs in 1998 and into 1999 are anticipated, with estimates for 1999 equaling expenditures in 1998.

     The Company has regularly maintained an emergency preparedness plan, designed to keep facilities and systems functioning during disasters. That plan is the basis for the Company's contingency planning for any potential Year 2000 related disruptions to business. Alternative vendors, delivery systems, power sources and accounting systems are all being investigated. Many routine functions can continue using manual processes and accounting systems and procedures are being refined to implement those processes if needed.

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


        November 13, 1998               BY:     /s/   William M. Jenkins
---------------------------------           ---------------------------------
Date                                            William M. Jenkins
                                                Vice President & Chief Financial
                                                Officer


        November 13, 1998               BY:     /s/   William P. Ellison
---------------------------------           ---------------------------------
Date                                            William P. Ellison
                                                President & Chief Executive
                                                Officer

                                   EXHIBIT INDEX


Exhibit No.              Description
------------             -------------
27                       Financial Data Schedule.
