Form 10-K405
period 1998-12-31
TEHAMA BANCORP
filed 1999-04-16
CIK 1035908

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.20549

                                     FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to
     ____________.

                         Commission File Number:  000-22797

                                   TEHAMA BANCORP
               (Exact name of registrant as specified in its charter)

          CALIFORNIA                                               91-1775524
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization

239 SOUTH MAIN STREET, RED BLUFF, CALIFORNIA                            96080
  (Address of principal executive offices)                         (Zip Code)

     (Registrant's telephone number, including area code):  (530) 528-3000

                            ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
      NONE                                           NONE
          Securities registered pursuant to Section 12(g) of the Act:

   Common Stock; No Par Value;   1,677,387   shares outstanding (March  5, 1999)
                                  (Title of Class)

Aggregate market value of the voting stock held by non-affiliates: $ 15,231,172

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

                    ANNUAL REPORT TO SECURITY HOLDERS FOR FISCAL
                       YEAR ENDED DECEMBER 31, 1998 (PART II)

         PROXY STATEMENT FOR 1999 ANNUAL MEETING OF SHAREHOLDERS (PART III)

                    The Index of Exhibits is located on page 13

                                  TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I
     Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . .3
     Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . .7
     Item 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .7
     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .7
     Item (*)  EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . .8

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .8
     Item 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . .8
     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .8
     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA. . . . . . . . . .8
     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .9

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . .9
     Item 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .9
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .9
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .9
     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


                                       PART I
ITEM 1.  BUSINESS

     GENERAL. Tehama Bancorp (the "Company") was organized as a California corporation in January 1997 for the purpose of reorganizing Tehama Bank (the "Bank") as the wholly-owned subsidiary of the Company. This transaction was approved by the shareholders of the Bank at the 1997 Annual Meeting of the Bank, and was made effective as of the close of business June 30, 1997. The Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended, and reports annually to and is examined by the Federal Reserve Board. The Common Stock of the Company is registered with the Securities and Exchange Commission (the "SEC") pursuant to section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company files periodic reports and proxy materials with the SEC pursuant to sections 13 and 14 of the Exchange Act.

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

     OFFICES. The Bank's headquarters is located at 239 South Main Street and its main office is located at 237 South Main Street, Red Bluff, Tehama County, California. Branch offices are located at 7843 Highway 99E, in the unincorporated community of Los Molinos, Tehama County; at 2025 Pillsbury Road, Chico, Butte County; at 301 Walker Street, Orland, Glenn County; at 160 North Butte Street, Willows, Glenn County and at 1770 Pine Street, Redding, Shasta County. The Bank formerly maintained a Loan Production Office in Redding that was eliminated when the full service branch at Pine Street opened in Septemeber of 1998.

     The Bank's main office in Red Bluff, its Chico, Orland, Willows and Redding offices all maintain the same lobby hours: (9:00 A.M. through 5:00 P.M., Monday through Thursday, and 9:00 A.M. through 6:00 P.M., on Fridays). The Bank's Los Molinos office maintains lobby hours of 9:00 A.M. through 4:00 P.M., Monday through Thursday, and 9:00 A.M. through 5:00 P.M. on Friday. The Red Bluff, Chico, Orland and Willows offices also maintain drive-up windows for transactions during the hours of 8:00 A.M. through 5:30 P.M., Monday through Thursday, and 8:00 A.M. through 6:00 P.M. on Friday. The Redding office maintains a drive-up window for transactions during the hours of 8:00 A.M. through 5:00 P.M., Monday through Thursday and 8:00 A.M. through 6:00 P.M. on Friday. Additionally, a 24-hour Automated Teller Machine (ATM) is available at the Red Bluff, Chico, Orland, Willows and Redding offices. The Los Molinos office does not have a drive-up window or an ATM.

     SERVICES. The Bank conducts a commercial banking business including accepting demand, savings and time deposits, issuing letters of credit, and making commercial, real estate, and consumer loans. It issues cashier's checks, sells traveler's checks, acts as a licensed merchant bankcard sales clearer, and provides the following: 24-hour automated teller service, bank-by-mail and night depository services, safe deposit boxes, and other customary banking services. Most of the Bank's customers are individuals and small businesses. The Bank is a member bank of the Federal Reserve System, and the accounts of its depositors are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

     LEASING ACTIVITIES. During 1996, the Bank entered into a joint venture with Humboldt Bank, Eureka, California ("Humboldt"), to organize and share equally in a subsidiary leasing company, Bancorp Financial Services. Bancorp Financial Services ("BFS") was organized as a California corporation on November 25, 1996, and the Bank and Humboldt each contributed $2 million towards its capitalization as of January 2, 1997. Both Humboldt and the Bank have extended credit to BFS and have purchased (on a non-recourse basis) leases originated by BFS, both of which types of transactions provide additional funding for its operations. BFS' offices are located at 3 Park Center Drive, Suite 100, in Sacramento, California. The company engages in equipment leasing in the so-called "small ticket" segment of the industry, which includes leases of $100,000 or less.
BFS' business plan is to acquire such leases from independent lessors or brokers through brokerage or discount, to service them and, at predetermined intervals, package and resell them to investors. Income to the company is generated through spreads on its lease portfolio, gains on sales, and ongoing fees and charges. The company's board of directors includes BFS Chief Executive Officer Kevin
D. Cochrane, three members from the Humboldt Board of Directors and three members from the Bank's Board of Directors. Effective April 1, 1998 the Bank transferred its interest in BFS to Tehama Bancorp, the Bank's parent Holding Company. This transaction has little current effect on the consolidated bank/holding company entity, but moves responsibility for this non-banking business to the Holding Company and better positions it if additional shares of BFS are ever considered for sale publically or privately.

     LENDING ACTIVITIES. As of the close of business on December 31, 1998, the Bank's loan portfolio consisted of $59.3 million in real estate loans (including $8.8 million in real estate construction loans and $11.8 million in commercial real estate loans), $31.4 million in commercial loans (including $8.7 million in commercial leases), and $31.9 million in installment loans to individuals for household, family and other personal expenditures. Comparable segments of the loan portfolio as of December 31, 1997 were carried at values of $62.2 million, $17.8 million, and $41.9 million, respectively.

     As of December 31, 1998 and 1997, the Bank had outstanding credit commitments (including standby letters of credit) of $18 million and $17.5 million, respectively. The Bank expects approximately 40 percent of its commitments to lend as of December 31, 1998 will not be exercised within the current year.

     At December 31, 1998, the Bank's loan limit to individual customers for unsecured loans was $2.4 million and the limit for unsecured and secured loans combined was $4.1 million For customers desiring loans in excess of the Bank's lending limits, the Bank may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions. No material portion of the Bank's loans is concentrated within a single industry or group of related industries.

     DEPOSITS. Approximately 53% of the Bank's deposits are attracted from and around the city of Red Bluff. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. Furthermore, (1) the extent to which the business of the Bank is seasonal is insignificant; (2) the importance of, and risks attendant to, foreign sources and applications of the Bank's funds is negligible; and (3) the Bank as of December 31, 1998 held $70,203 in United States agency deposits and $1,946,730 in local agency deposits.

     EMPLOYEES. At March 1, 1999 the Bank employed 125 persons (40 of whom were part-time employees), including 5 principal officers and a total of 44 other officers. None of the Bank's employees is presently represented by a union or covered under a collective bargaining agreement. Management of the Bank believes that its employee relations are excellent.

     COMPETITION. The Bank's primary service areas include Tehama, Butte, Glenn and Shasta counties, and contain a total of 95 competitive banking offices, of which 50 are offices of major chain banking systems and 45 are offices of other independent banks. On June 30, 1998, amounts reported by state and federal agencies indicated that these banking offices held approximately $3.3 billion in total deposits, averaging approximately $35 million per office. The service areas also contain the offices of 8 savings and loan associations, with approximately $505 million in total deposits as of June 30, 1998.

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

          INTERSTATE BANKING. Since 1995, California and federal law have
(1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

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

     Federal regulations require that insured banks with significant "trading activity" adjust their risk based capital calculations in order to maintain adequate capital against such market risk exposures as changes in the general level of interest rates, equity prices, foreign exchange rates and commodity prices. The Bank currently has no trading assets or liabilities. However, the Uniform Financial Institutions Rating System (the "CAMELS" system) applicable to the Bank has included for all bank regulatory examinations since 1997 a rating for sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital.

     As of December 31, 1998, the Company's and the Bank's total risk-based capital ratios were approximately 14.9 percent and 12.8 percent, and their leverage ratios were approximately 9.4 percent and 7.9 percent, respectively. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Company or the Bank in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating.

          DEPOSIT INSURANCE ASSESSMENTS. The Bank's deposit insurance assessment rate is at the lower end of the range (from $0 to $0.27 per $100 of deposits) imposed by the FDIC in 1995. The Bank does not anticipate that its deposit insurance assessment for 1999 will differ materially from its assessment for 1998 ($18,236).

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

     The above description of the business of the Company and the Bank should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report) contained in the Company's 1998 Annual Report to Shareholders, which is incorporated here by reference.

ITEM 2.  PROPERTIES

     The Bank leases its Orland and Redding branch offices, and owns the land and buildings in which its Chico, Los Molinos and Willows branch offices are located. The Bank owns the building in which its Red Bluff branch office is located, subject to the ground lease described below, and leases the building in which its Red Bluff administrative headquarters is located adjacent to the Red Bluff branch office. The Bank's total rentals for premises and equipment for fiscal year 1998 were approximately $156,546 and its minimum future commitments under operating leases, as of December 31, 1998, totaled $1,267,503.

     The Bank acquired the right to purchase its head office, a two-story commercial building with approximately 7,700 square feet of space, by assignment in 1988 from two of the Bank's directors, Orville Jacobs and John Koeberer. The building was acquired for a price of $25,000. The assignment contains a right of first refusal in favor of Messrs. Jacobs and Koeberer whereby they have the right to repurchase the building from the Bank in the event that the Bank elects to sell, vacate or sublet the building to a party other than a financial institution. This right of first refusal has a term concurrent with the terms of the underlying ground lease.

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

     The Bank acquired the Willows office at a combined value (land and building) of approximately $340,000 in connection with its 1997 acquisition of deposits and assets of Wells Fargo Bank branches located in Willows and Orland, California. The building area is approximately 6,400 square feet. The Orland office is a leased facility also acquired in connection with the Wells Fargo Bank transaction. The Bank assumed existing leases on the building and adjacent parking lot with the second of three five-year options commencing August 1, 1997. Monthly payments on the building and lot leases are $2,100 and $350, respectively.

     The Redding office is a leased facility. The Bank entered into a lease agreement in July 1998 for a period of ten (10) years, with two (2) separate, consecutive five (5) year options to extend. Monthly payments on this facility are $7,454.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM (*)  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table presents certain information regarding the executive
officers of the Company and the    Bank.


            Name             Age   Position(s)                             Since
            ----             ---   -----------                             -----
     William P. Ellison       50   President, Chief Executive              1991
                                   Officer of the Company
                                   and the Bank

     Wayne Shaffer            55   Senior Vice President,                  1997
                                   Chief Credit Officer
                                   of the Bank

     W. Steven Gilman         44   Senior Vice President                   1995
                                   Director of Sales and Service
                                   of the Bank

     William M. Jenkins       44   Vice President, Chief                   1997
                                   Financial Officer of the
                                   Company and the Bank

     Helen M. McIntosh        40   Vice President,                         1997
                                   Director of Technology
                                   of the Bank


     (*)  Included pursuant to General Instruction G(3).


                                      PART II

     Those portions of the Company's 1998 Annual Report to Shareholders which are incorporated by reference in Items 5-8 below are filed as Exhibit 13 to this report. Those portions not so incorporated are not filed and are provided for information of the SEC only.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     See information under the caption "Market for the Company's Stock" in the Company's 1998 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     See information under the caption "Five Year Selected Financial Data" in the Company's 1998 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     See Independent Auditor's Report, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders' Equity, Consolidated Statement of Cash Flows, and Notes to Consolidated Financial Statements, in the Company's 1998 Annual Report to Shareholders, which report, financial statements and notes are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning directors required by this item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders of the Company filed with the SEC, including, under the caption "Election of Directors of the Company," (i) the table of directors (not including the share information included therein nor the footnotes thereto), and
(ii) the description of the business experience of director-nominees.

     The information concerning executive officers required by this item is presented at the end of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders of the Company filed with the SEC, including all information under the caption "Compensation and Certain Transactions" except for information under the subheadings "Indebtedness of Management" and "Transactions with Management."
See also the starred (*) exhibits in the list of exhibits in item 14, which are incorporated here by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders of the Company filed with the SEC, including information under the caption "Principal Shareholders" and, under the caption "Election of Directors of the Company," share information in the table of directors and footnotes thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders filed with the SEC, including under the caption "Compensation and Certain Transactions" all information under the subheadings "Indebtedness of Management" and "Transactions with Management."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements:

                         The following financial statements of Tehama Bancorp included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8 of this report:

                         Independent Auditor's Report dated February 12, 1999 (page 1 of Annual Report).

                         Consolidated Balance Sheet: December 31, 1998 and 1997 (page 2 of Annual Report).

                         Consolidated Statement of Income: Years Ended December 31, 1998, 1997 and 1996 (page 3 of Annual Report).

                         Consolidated Statement of Changes in Shareholders'
                         Equity: Years Ended December 31, 1998, 1997 and 1996 (pages 4-5 of Annual Report).

                         Consolidated Statement of Cash Flows: Years Ended December 31, 1998, 1997 and 1996 (pages 6-7 of Annual Report).

                         Notes to Consolidated Financial Statements (pages 8 through 34 of Annual Report).

(a)(2)    Financial Statement Schedules:

                         All Schedules are omitted because they are not applicable or not required, or because the information is included in the financial statements or the notes thereto or is not material.

 (a)(3) Exhibits filed with this report are listed in the Index to Exhibits below, which is incorporated here by reference:

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

                                        TEHAMA BANCORP

                                        By: /s/ William P. Ellison
                                           -----------------------------
                                           William P. Ellison
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 9, 1999                              /s/ William P. Ellison
                              --------------------------------------------------------------
                               William P. Ellison, President and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  April 9, 1999                              /s/ William M. Jenkins
                              --------------------------------------------------------------
                              William M. Jenkins, Vice President and Chief Financial Officer
                              (Principal Financial Officer and Principal Accounting Officer)

Date:  April 9, 1999                              /s/ Henry C. Arnest, III
                              --------------------------------------------------------------
                                             Henry Clay Arnest III, Director

Date:  April 9, 1999                              /s/ Louis J. Bossetti
                              --------------------------------------------------------------
                                             Louis J. Bossetti, Director

Date:  April 9, 1999                              /s/ Harry Dudley
                              --------------------------------------------------------------
                                             Harry Dudley, Director

Date:  April 9, 1999                              /s/ William P. Ellison
                              --------------------------------------------------------------
                                             William P. Ellison, Director

Date:  April 9, 1999                              /s/ Garry D. Fish
                              --------------------------------------------------------------
                                             Garry D. Fish, Director

Date:  April 9, 1999                              /s/ Max M. Froome
                              --------------------------------------------------------------
                                             Max M. Froome, Director

Date:  April 9, 1999                               /s/ Orville K. Jacobs
                              --------------------------------------------------------------
                                             Orville K. Jacobs, Director

Date:  April 9, 1999                               /s/ Gary C. Katz
                              --------------------------------------------------------------
                                             Gary C. Katz, Director

Date:  April 9, 1999                              /s/ John W. Koeberer
                              --------------------------------------------------------------
                                     John W. Koeberer, Director and Chairman of the Board

Date:  April 9, 1999                              /s/ Raymond C. Lieberenz
                              --------------------------------------------------------------
                                  Raymond C. Lieberenz, Director and Secretary to the Board





Date:  April 9, 1999                              /s/ Leslie L. Melburg
                              --------------------------------------------------------------
                                             Leslie L. Melburg, Director

Date:  April 9, 1999                              /s/ Gary L. Napier
                              --------------------------------------------------------------
                                  Gary L. Napier, Director and Vice Chairman of the Board

Date:  April 9, 1999                              /s/ Eugene F. Penne
                              --------------------------------------------------------------
                                             Eugene F. Penne, Director

Date:  April 9, 1999                              /s/ John D. Regh
                              --------------------------------------------------------------
                                             John D. Regh, Director

Date:  April 9, 1999                               /s/ Terrance A. Rust
                              --------------------------------------------------------------
                                             Terrance A. Rust, Director


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

10.6+ Service Agreement with First Data Resources, Inc., dated June 3, 1991, as amended June 29, 1992, February 8, 1993, March 1, 1994, and March
          15, 1994.

10.7*      +(A) Executive Salary Continuation Agreement dated June 17, 1993 with
                William P. Ellison
          ++(B) Executive Salary Continuation Agreement dated September 24, 1997 with W. Steven Gilman
           #(C) Amended Executive Salary Continuation Agreement with William P.
                Ellison, dated January 1, 1998

10.8*     #Tehama Bancorp Director Emeritus Program

13 The portions of the Tehama Bancorp1998 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the SEC.

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

(#) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC.