Form 10-Q
period 1999-03-31
TEHAMA BANCORP
filed 1999-05-17
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended March 31, 1999, OR

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

    Common Stock, No Par Value: 1,707,957 shares outstanding (March 31, 1999)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TEHAMA BANCORP

                           CONSOLIDATED BALANCE SHEET

                              ASSETS                               March 31, 1999    December 31, 1998
                                                                   --------------    -----------------
Cash and due from banks                                             $   7,919,319       $   8,362,664
Federal funds sold                                                      5,200,000          14,400,000
Investment securities (market value of $54,857,182 at
   March 31, 1999 and $47,440,300 at December 31, 1998)                54,558,613          47,092,556
Loans, less allowance for loan losses of $1,945,758 at
   March 31, 1999 ($2,080,831 at December 31, 1998)                   119,065,622         119,009,536
Bank premises and equipment, net                                        2,350,994           2,337,327
Other real estate                                                          83,039              49,981
Accrued interest receivable and other assets                            9,254,352           8,529,900
                                                                   ---------------     ---------------
          TOTAL ASSETS                                              $ 198,431,939       $ 199,781,964
                                                                   ---------------     ---------------
                                                                   ---------------     ---------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                           $  37,295,635       $  39,191,013
     Interest bearing                                                 141,306,260         141,319,598
                                                                   ---------------     ---------------
          Total deposits                                              178,601,895         180,510,611

Accrued interest payable and other liabilities                          1,545,173           1,560,096
                                                                   ---------------     ---------------
          Total liabilities                                           180,147,068         182,070,707
                                                                   ---------------     ---------------
Commitments

Stockholders' equity
   Preferred stock - no par value;  2,000,000 shares
      authorized;  none issued                                                  -                   -
   Common stock - no par value;  4,000,000 shares
      authorized;  1,707,957 shares issued and outstanding
      at March 31, 1999 (1,672,129 at December 31, 1998)               13,163,481          12,824,202
Retained earnings                                                       5,284,677           4,908,485
Unrealized (loss) gain on available-for-sale investment
   securities, net of taxes                                              (163,287)            (21,430)
                                                                   ---------------     ---------------
          Total stockholders' equity                                   18,284,871          17,711,257
                                                                   ---------------     ---------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 198,431,939       $ 199,781,964
                                                                   ---------------     ---------------
                                                                   ---------------     ---------------

The financial information included herein is unaudited, although the 12/31/98 data is derived from audited financial statements; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

                                  TEHAMA BANCORP
                         CONSOLIDATED STATEMENT OF INCOME

                                                        Three months ended
                                                             March 31,
                                                    ----------------------------
                                                        1999           1998
                                                        ----           ----
Interest income:
   Interest and fees on loans                       $ 2,585,463     $ 2,773,563
   Interest on Federal funds sold                       202,446         206,148
   Interest on investment securities:
      Taxable                                           466,994         253,151
      Exempt from Federal income taxes                  159,931         141,464
                                                   -------------   -------------
                  Total interest income               3,414,834       3,374,326

Interest expense on deposits                          1,341,628       1,313,567
                                                   -------------   -------------
         Net interest income                          2,073,206       2,060,759

Provision for loan losses                               425,000         375,000
                                                   -------------   -------------
         Net interest income after
            provision for loan losses                 1,648,206       1,685,759
                                                   -------------   -------------
Non-interest income:
   Service charges                                      178,170         168,915
   Merchant processing fees                             312,619         330,071
   Loan servicing fees                                   15,562          16,911
   Gain on sale of loans                                 20,394          32,783
   Other income                                         252,274          95,331
                                                   -------------   -------------
         Total non-interest income                      779,019         644,011
                                                   -------------   -------------
Non-interest expense:
   Salaries and employee benefits                     1,030,271         858,755
   Occupancy                                            237,338         216,147
   Other                                                610,424         526,876
                                                   -------------   -------------
         Total non-interest expense                   1,878,033       1,601,778
                                                   -------------   -------------
         Income before income taxes                     549,192         727,992
Income taxes                                            173,000         227,773
                                                   -------------   -------------
         Net income                                 $   376,192     $   500,219
                                                   -------------   -------------
                                                   -------------   -------------
Basic earnings per share                            $      0.23     $      0.30
                                                   -------------   -------------
                                                   -------------   -------------
Diluted earnings per share                          $      0.22     $      0.29
                                                   -------------   -------------
                                                   -------------   -------------
Weighted average number of
   shares outstanding                                 1,674,032       1,640,234
                                                   -------------   -------------
                                                   -------------   -------------
Weighted average number of shares
   outstanding including common
   stock equivalents                                  1,719,047       1,697,547
                                                   -------------   -------------
                                                   -------------   -------------

The financial information included herein is unaudited, although the 12/31/98 data is derived from audited financial statements; however, the information reflects all adjustments (consisting soley of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.

                                 TEHAMA BANCORP
                   STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

                                                                                    Unrealized
                                                                                     Loss on
                                                                                  Avail.-for-Sale
                                                                     Retained       Investment                      Comprehensive
                                        Shares        Amount         Earnings       Securities          Total          Income
                                      -----------  --------------  -------------  ----------------  --------------  -------------
Balance at January 1, 1996             1,450,621    $ 10,117,632    $ 2,924,523      $   43,708      $ 13,085,863
                                      -----------  --------------  -------------    ------------    --------------

Stock Options Exercised and Tax
Related Benefit                           15,468         152,601                                          152,601

Net Income                                                            1,939,461                         1,939,461      $ 1,939,461

10% Stock Dividend                       144,851       1,955,489     (1,958,340)                           (2,851)

Unrealized Loss on Available-for-Sale
Investment Securities                                                                   (61,898)          (61,898)         (61,898)

                                      -----------  --------------  -------------    ------------    --------------    -------------
Balance at December 31, 1996           1,610,940      12,225,722      2,905,644         (18,190)       15,113,176      $ 1,877,563
                                      -----------  --------------  -------------    ------------    --------------    -------------
                                                                                                                      -------------
Stock Options Exercised and Tax
Related Benefit                           17,351         112,042                                          112,042

Net Income                                                            1,300,766                         1,300,766      $ 1,300,766

Cash dividend - $.40 per share                                         (644,376)                         (644,376)

Unrealized Loss on Available-for-Sale
Investment Securities                                                                    28,070            28,070           28,070

                                      -----------  --------------  -------------    ------------    --------------    -------------
Balance at December 31, 1997           1,628,291      12,337,764      3,562,034           9,880        15,909,678      $ 1,328,836
                                      -----------  --------------  -------------    ------------    --------------    -------------
                                                                                                                      -------------
Stock Options Exercised and Tax
Related Benefit                           62,641         746,997                                          746,997

Retirement of Common Stock               (18,803)       (260,559)                                        (260,559)

Net Income                                                            2,008,670                         2,008,670      $ 2,008,670

Unrealized Loss on Available-for-Sale
Investment Securities                                                                   (31,310)          (31,310)         (31,310)

Cash dividend - $.40 per share                                         (662,219)                         (662,219)

                                      -----------  --------------  -------------    ------------    --------------    -------------
Balance at December 31, 1998           1,672,129      12,824,202      4,908,485         (21,430)       17,711,257      $ 1,977,360
                                      -----------  --------------  -------------    ------------    --------------    -------------
                                                                                                                      -------------
Stock Options Exercised and Tax
Related Benefit                           45,218         460,277                                          460,277

Retirement of Common Stock                (9,390)       (120,998)                                        (120,998)

Net Income                                                              376,192                           376,192      $   376,192

Unrealized Loss on Available-for-Sale
Investment Securities                                                                  (141,857)         (141,857)        (141,857)

                                      -----------  --------------  -------------    ------------    --------------    -------------
Balance at March 31, 1999              1,707,957    $ 13,163,481    $ 5,284,677      $ (163,287)     $ 18,284,871      $   234,335
                                      -----------  --------------  -------------    ------------    --------------    -------------
                                      -----------  --------------  -------------    ------------    --------------    -------------

                                 TEHAMA BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Three months ended
                                                                                         March 31,
                                                                             -------------------------------

                                                                                   1999             1998
                                                                                   ----             ----
Cash flows from operating activities:
   Net income                                                                 $    376,192     $    500,219
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                                 425,000          375,000
         Depreciation and amortization                                              99,376           65,666
         Increase (decrease) net deferred loan origination fees & costs           (353,637)          (8,532)
         (Increase) decrease in Interest Receivable and Other Assets              (526,464)          41,952
         (Decrease) increase in Interest Payable and Other Liabilities             (14,923)        (124,878)
         Change in Unrealized Gain (Loss) on Securities                           (141,857)          (5,275)
                                                                             -------------------------------

               Net cash provided by operating activities                          (136,313)         844,152
                                                                             -------------------------------

Cash flows from investing activities:
   Net (increase) decrease in maturities, purchases and sales of
      investment securities                                                     (7,607,914)       2,059,342
   Net (increase) decrease in loans                                               (127,449)       3,794,535
   Purchases of premises and equipment                                            (101,734)         (90,730)
   Proceeds from sale of equipment                                                       -                -
   Proceeds from sale of other real estate                                               -          260,000
                                                                             -------------------------------

               Net cash used in investing activities                            (7,837,097)       6,023,147
                                                                             -------------------------------

Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing
      transaction accounts and savings accounts                                  2,249,260        4,683,020
   Net increase in time deposits                                                (4,157,976)         416,808
   Payments for fractional shares                                                        -                -
   Payments of cash dividends                                                            -                -
   Retirement of Common Stock                                                     (120,998)
   Proceeds from exercise of stock options                                         359,779          295,842
                                                                             -------------------------------

               Net cash provided by financing activities                        (1,669,935)       5,395,670
                                                                             -------------------------------

               (Decrease) increase in cash and cash equivalents                 (9,643,345)      12,262,969

Cash and cash equivalents at beginning of year                                  22,762,664       12,927,578
                                                                             -------------------------------

Cash and cash equivalents at March 31,                                        $ 13,119,319     $ 25,190,547
                                                                             -------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

INTRODUCTION

         The following is management's discussion and analysis of the consolidated financial condition and results of operations of Tehama Bancorp (the "Company") for the quarter ending March 31, 1999, with comparative data for the quarter ending March 31, 1998. Some discussion may naturally focus soley on Tehama Bank (the "Bank") as that entity comprises the majority of the consolidated company. The focus in this discussion is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

EARNINGS OVERVIEW

         Consolidated net income in the first quarter 1999 totaled $376,192. The first quarter's net income decreased 24.8% from the same period in 1998. The decline is projected to be short-term and is attributed primarily to start-up costs associated with the opening of the new Redding branch in September 1998 and two new departments created at year-end. In December 1998, a new Manufactured Housing Loan Department was established. The focus of this business is to generate fee income by originating manufactured housing loans that are then funded by or sold to investors. As of the end of the first quarter results are ahead of original projections. Also in December 1998, the Bank established an ATM Cash Servicing Department. This department focuses on generating fee income by supplying cash to independently owned ATM machines. The projected start-up period for this department extends beyond the first quarter, however, after its initial ramp-up, it should also contribute significantly to the Bank's fee income. Basic earnings per share totaled $0.23 and diluted earnings per share totaled $0.22 for the first quarter 1999 compared to $0.30 and $0.29, respectively, for the first quarter 1998. Bancorp Financial Services, the leasing company that the Company jointly owns with Humboldt Bancorp, contributed $97,606 towards the Company's net income in the first quarter.


NET INTEREST INCOME

         The primary source of income for the Bank is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits taken by the Bank to fund these assets. Net interest income for the quarter ending March 31, 1999 totaled $2,073,206, a 1% increase over the $2,060,759 for the first quarter in 1998.

BALANCE SHEET ANALYSIS

         Total assets of $198,431,939 at March 31, 1999 represent a decrease of $1,350,025 or 1% from the 1998 year-end figure of $199,781,964. Net loans increased $56,086 from December 31, 1998. Total deposits of $178,601,895 at March 31, 1999 represent a decrease of $1,908,716 or 1% from the 1998 year-end figure of $180,510,611. The mix of interest bearing and non-interest bearing deposits has remained stable from year-end 1998 to March 31, 1999. Loan growth in the first quarter of 1999 has been relatively flat and this trend is similarly reflected in deposits and total assets, both of which show small decreases over year end 1998. However, Tehama Bank is now very well positioned over a broader marketplace than ever before, and the growth and expansion opportunities detailed above have helped create a foundation for significant growth.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses, as a percentage of gross outstanding loans as of March 31, 1999 was 1.6%, compared to 1.7% as of December 31, 1998. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the processing of merchant credit card transactions. Year-to-date non-interest income totaled $779,019, an increase of 21% over the same period in 1998.

         Deposit account service charges for the three months ended March 31, 1999 increased 6% from the same period in 1998. The combined gain on sale of loans, servicing fees on loans sold, and other income increased 119% for the three months ended March 31, 1999 from the same period in 1998. Growth in non-interest income is attributed to the activity from the Bank's Manufactured Housing Department, ATM Cash Servicing Department and to an increase in the volume of residential real estate loans that are originated but then funded by a broker. Each of these activities contributes fee income to the Bank that is accounted for as "other" income.

NON-INTEREST EXPENSE

         Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $1,878,033 as of March 31, 1999, an increase of 17% over the same period in 1998. Most of the increase in non-interest expense is attributed to personnel and other start up expenses associated with the newer departments previously mentioned.

INCOME TAXES

         Income taxes through March 31, 1999 totaled $173,000 or 32% of net income before taxes. Income taxes through the same period in 1998 totaled $227,773 or 31% of net income before taxes.

LIQUIDITY AND CAPITAL

         Liquidity, the ability of a company to generate sufficient amounts of cash to meet its short-term and long-term needs, is commonly measured by the ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of March 31, 1999 was 66.6%, an increase from the 65.9% ratio at December 31, 1998.

         Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Bank to maintain minimum amounts of capital and ratios of capital to assets. The Bank's total risk-based capital ratio as of March 31, 1999 was 12.8%, the same as at December 31, 1998 compared to the regulatory minimum of 10.0% for "Well-Capitalized" banking institutions. At March 31, 1999, Tier 1 Capital was approximately $14,545,000 compared to the regulatory minimum of $7,563,000 for a "Well-Capitalized" institution.

YEAR 2000 READINESS

         Tehama Bank has established a Year 2000 Task Force comprised of senior managers representing all units within the Bank. The objective of the task force is to ensure Tehama Bank is fully prepared for the change in the century date. Task force objectives and status to date include:

- Review of the Bank's business and technology operations to determine the impact of the Year 2000 date change. Completed 1st quarter of 1998

- Assessment of the risk to bank operations from computer hardware and software impacted by the millennium change. Completed 2nd quarter of 1998

- Upgrade critical systems, software and networks to Year 2000 readiness. Completed 3rd quarter 1998

- Test and certify all hardware and software systems (including interfaces). Initiated 3rd quarter 1998, to be completed by 2nd quarter 1999

- Develop contingency plans for all mission-critical applications. Completed in 1st quarter 1999

        Tehama Bank has completed the inventory, assessment and renovation phases of our plan. In addition, we have completed an internal review of technology assets which may be sensitive to the change in the century date. Tehama Bank is currently in the midst of the testing and implementation phases. We plan to complete testing and have all system changes implemented by June 30, 1999, as recommended by the Federal Financial Institutions Examination Council (FFIEC). Additionally, we have purchased an independent third party review of our main data processing provider to ensure that it will be Y2K complaint. We are confident that all the steps Tehama Bank is taking will meet the Bank's and our customers needs during the Year 2000.

        Regarding our vendors, Tehama Bank has established an ongoing vendor management program to obtain information about the Year 2000 readiness of vendors and service providers. A Year 2000 risk assessment program is also underway to evaluate the impact of Year 2000 on our significant borrowers and funds providers. In addition, liquidity risk planning is underway to ensure that we will be able to meet the needs of our customers. We have taken a proactive approach to awareness and communication, both in the organization as well as the community.

        In any project involving the identification, testing and modification of hardware and software there is a risk that not all potential problems will be satisfactorily addressed on time. To mitigate this risk, Tehama Bank is formulating contingency plans for all mission critical operations to reduce the impact of any unexpected failure resulting from the century change. Furthermore, Tehama Bank is updating its business continuity plans for the entire organization. These plans include provisions for supplementary human resources, outsourcing of operational activities and alternate sources of power in the event that a power failure or other type of business disruption occurs.

        Tehama Bank will continue to face the Year 2000 computer challenge head-on in our effort to ensure "business as usual" for you in the new millennium.

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




        MAY 14, 1999                 BY:  /s/   William M. Jenkins
----------------------------             -------------------------------
Date                                         William M. Jenkins
                                             Vice President & Chief Financial
Officer




        MAY 14, 1999                BY:  /s/     William P. Ellison
----------------------------             ----------------------------------
Date                                         William P. Ellison
                                             President & Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27                         Financial Data Schedule.
