Form 10-Q
period 1999-06-30
TEHAMA BANCORP
filed 1999-08-16
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999, OR

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

                          Yes /X/    No _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, No Par Value: 1,705,658 shares outstanding (June 30, 1999)

                                      INDEX

                                 TEHAMA BANCORP

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets: June 30, 1999 and December 31, 1998

          Condensed Consolidated Statements of Income: Three months ended June 30, 1999 and 1998; and six months ended June 30, 1999 and 1998

          Condensed Consolidated Statement of Changes in Shareholder
          Equity: December 31, 1996 through June 30, 1999

          Condensed Consolidated Statement of Cash Flows: Six months ended June 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements: June 30,
          1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


          SIGNATURES

          EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TEHAMA BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30, 1999   December 31, 1998
                                                            -------------   -----------------
                                                             (Unaudited)        (Unaudited)

                      ASSETS

Cash and due from banks                                     $  11,277,374      $   8,362,664
Federal funds sold                                              8,700,000         14,400,000
Investment securities (market value of $41,269,926 at
   June 30, 1999 and $47,440,300 at December 31, 1998)         41,242,081         47,092,556
Loans, less allowance for loan losses of $1,618,610 at
   June 30, 1999 and $2,080,831 at December 31, 1998          122,452,733        119,009,536
Bank premises and equipment, net                                2,379,098          2,337,327
Other real estate owned
                                                                  283,397             49,981
Accrued interest receivable and other assets                    9,387,197          8,529,900
                                                            -------------      -------------
    TOTAL ASSETS                                            $ 195,721,880      $ 199,781,964
                                                            -------------      -------------
                                                            -------------      -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing demand                               $  42,404,081      $  39,191,013
  Interest bearing                                            134,665,724        141,319,598
                                                            -------------      -------------
    Total deposits                                            177,069,805        180,510,611

Accrued interest payable and other liabilities                  1,643,136          1,560,096
                                                            -------------      -------------
    Total liabilities                                         178,712,941        182,070,707
                                                            -------------      -------------
Stockholders' equity
  Preferred stock - no par value;  2,000,000 shares
   authorized;  none issued
                                                            -------------      -------------
  Common stock - no par value;  4,000,000 shares
   authorized;  1,705,658 shares issued and outstanding
   at June 30, 1999 (1,672,129 at December 31, 1998)           13,118,065         12,824,202
Retained earnings                                               4,942,956          4,908,485
Unrealized (loss) gain on available-for-sale investment
 securities, net of taxes                                      (1,052,082)           (21,430)
                                                            -------------      -------------
    Total stockholders' equity                                 17,008,939         17,711,257
                                                            -------------      -------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 195,721,880      $ 199,781,964
                                                            -------------      -------------
                                                            -------------      -------------


See notes to condensed consolidated financial statements (unaudited).

                                 TEHAMA BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                               Three months ended             Six months ended,
                                                    June 30,                      June 30,
                                                  (Unaudited)                   (Unaudited)
                                           -------------------------     -------------------------
                                              1999           1998           1999           1998
                                           ----------     ----------     ----------     ----------
Interest income:
   Interest and fees on loans              $2,653,996         $ 5555          $5555     $5,539,967
                                                                          2,766,404      5,239,459
   Interest on Federal funds sold              79,197        262,904        281,643        469,052
   Interest on investment securities:
      Taxable                                 506,196        246,542        973,190        499,693
      Exempt from Federal income taxes        156,487        137,957        316,418        279,421
                                           ----------     ----------     ----------     ----------
         Total interest income              3,395,876      3,413,807      6,810,710      6,788,133
Interest expense on deposits                1,249,080      1,352,983      2,590,708      2,666,550
                                           ----------     ----------     ----------     ----------
         Net interest income                2,146,796      2,060,824      4,220,002      4,121,583
Provision for loan losses                     300,000        320,000        725,000        695,000
                                           ----------     ----------     ----------     ----------
         Net interest income after
            provision for loan losses       1,846,796      1,740,824      3,495,002      3,426,583
                                           ----------     ----------     ----------     ----------
Non-interest income:
   Service charges                            192,457        174,315        370,627        343,230
   Merchant processing fees                   269,800        336,899        582,419        666,970
   Loan servicing fees                         11,303         14,890         26,865         31,801
   Gain on sale of loans                       32,867         28,303         53,261         61,086
   Other income                               393,223        131,325        645,497        226,656
                                           ----------     ----------     ----------     ----------
         Total non-interest income            899,650        685,732      1,678,669      1,329,743

Non-interest expense:
   Salaries and employee benefits           1,058,926        875,855      2,089,197      1,734,610
   Occupancy                                  249,751        222,471        487,089        438,618
   Other                                      765,011        632,781      1,375,435      1,159,657
                                           ----------     ----------     ----------     ----------
         Total non-interest expense         2,073,688      1,731,107      3,951,721      3,332,885
                                           ----------     ----------     ----------     ----------
         Income before income taxes           672,758        695,449      1,221,950      1,423,441
Income taxes                                  160,500        221,285        333,500        449,058
                                           ----------     ----------     ----------     ----------
         Net income                        $  512,258     $  474,164     $  888,450     $  974,383
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------
Basic earnings per share                   $     0.30     $     0.29     $     0.53     $     0.59
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------
Diluted earnings per share                 $     0.30     $     0.28     $     0.52     $     0.57
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------
Weighted average number of
   shares outstanding                       1,702,127      1,657,298      1,688,157      1,648,879
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------
Weighted average number of shares
   outstanding including common
   stock equivalents                        1,708,081      1,714,112      1,722,737      1,713,921
                                           ----------     ----------     ----------     ----------
                                           ----------     ----------     ----------     ----------


See notes to condensed consolidated financial statements (unaudited).

                                 TEHAMA BANCORP
        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY


                                                                                   Unrealized
                                                                                     Loss on
                                                                                  Avail.-for-Sale                  Comprehensive
                                                                      Retained       Investment                       Income
                                          Shares        Amount        Earnings       Securities        Total          (Loss)
                                         ---------   ------------   ------------    ------------    ------------    -----------
Balance at December 31, 1996             1,610,940   $ 12,225,722   $  2,905,644    $    (18,190)   $ 15,113,176
                                         ---------   ------------   ------------    ------------    ------------
Stock Options Exercised and Tax
     Related Benefit                        17,351        112,042                                        112,042
Net Income                                                             1,300,766                       1,300,766       1,300,766
Cash dividend - $.40 per share                                          (644,376)                       (644,376)
Unrealized Gain (Loss) on Available-
     for-Sale Investment Securities                                                       28,070          28,070          28,070
                                         ---------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1997             1,628,291     12,337,764      3,562,034           9,880      15,909,678    $  1,328,836
                                         ---------   ------------   ------------    ------------    ------------    ------------
                                                                                                                    ------------
Stock Options Exercised and Tax
     Related Benefit                        62,641        746,997                                        746,997
Retirement of Common Stock                 (18,803)      (260,559)                                      (260,559)
Net Income                                                             2,008,670                       2,008,670       2,008,670
Cash dividend - $.40 per share                                          (662,219)                       (662,219)
Unrealized Gain (Loss) on Available-
     for-Sale Investment Securities                                                      (31,310)        (31,310)        (31,310)
                                         ---------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1998             1,672,129     12,824,202      4,908,485         (21,430)     17,711,257    $  1,977,360
                                         ---------   ------------   ------------    ------------    ------------    ------------
Stock Options Exercised and Tax                                                                                     ------------
     Related Benefit                        52,213        530,510                                        530,510
Retirement of Common Stock                 (18,684)      (236,647)                                      (236,647)
Net Income                                                               888,450                         888,450         888,450
Cash dividend - $.50 per share                                          (853,979)                       (853,979)
Unrealized Gain (Loss) on Available-
     for-Sale Investment Securities                                                   (1,030,652)     (1,030,652)     (1,030,652)
                                         ---------   ------------   ------------    ------------    ------------    ------------
Balance at June 30, 1999                   705,658    $13,118,065     $4,942,956     $(1,052,082)    $17,008,939       $(142,202)
                                         ---------   ------------   ------------    ------------    ------------    ------------
                                         ---------   ------------   ------------    ------------    ------------    ------------


See notes to condensed consolidated financial statements (unaudited).

                                 TEHAMA BANCORP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            Six months ended
                                                                                 June 30,
                                                                               (Unaudited)
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
Cash flows from operating activities:
  Net income                                                          $    888,450      $    974,383
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Provision for loan losses                                              725,000
                                                                                             695,000
    Depreciation and amortization                                          200,234
                                                                                             160,134
    Net change deferred loan origination fees & costs                      776,322
                                                                                             (48,845)
    (Increase) decrease in Interest Receivable and Other Assets         (1,003,455)         (474,315)
    (Decrease) increase in Interest Payable and Other Liabilities           83,040           163,469
                                                                      ------------      ------------
      Net cash provided (used) by operating activities                   1,669,591         1,469,826
                                                                      ------------      ------------
Cash flows from investing activities:
  Net (increase) decrease in maturities, purchases and sales of
   investment securities                                                 4,819,823         2,250,704
  Net (increase) decrease in loans                                      (4,944,519)         (175,216)
  Purchases of premises and equipment                                     (219,388)         (112,845)
  Proceeds from sale of equipment                                             --             260,000
                                                                      ------------      ------------
      Net cash provided (used) in investing activities                    (344,084)        2,222,643
                                                                      ------------      ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits, interest-bearing
   and savings accounts                                                  6,164,080         6,588,323
  Net increase (decrease) in time deposits                              (9,604,886)        1,289,190
  Payments of cash dividends                                              (853,979)         (662,219)
  Retirement of common stock                                              (236,647)             --
                                                                      ------------      ------------
  Proceeds from exercise of stock options                                  420,635           298,939
                                                                      ------------      ------------
    Net cash provided (used) by financing activities                    (4,110,797)        7,514,233
                                                                      ------------      ------------
    Increase (decrease) in cash and cash equivalents                    (2,785,290)       11,206,702
Cash and cash equivalents at beginning of year                          22,762,664        12,927,578
                                                                      ------------      ------------
Cash and cash equivalents at June 30,                                 $ 19,977,374      $ 24,134,280
                                                                      ------------      ------------
                                                                      ------------      ------------



See notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A    Basis of Presentation

     The financial information included herein is unaudited (although the 12/31/98 data is derived from audited financial statements), but has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, changes in shareholder equity, and cash flows of the interim periods presented.

     Certain information and footnotes required by generally accepted accounting principles for annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Tehama Bank, and a 50% interest in Bancorp Financial Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Note B    Comprehensive Income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as other comprehensive income.

Note C    Earnings per Share

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock. Diluted earnings per share is computed by dividing net income by the weighted average of common shares outstanding including common stock equivalents of options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

OVERVIEW

     Tehama Bancorp (the "Company") is the bank holding company for Tehama Bank (the "Bank"), a state chartered, Federal Reserve member-bank. The following is management's discussion and analysis of the financial condition and results of operations of the Company for the quarter ending June 30, 1999, with comparative data from the quarter ending June 30, 1998. Some discussion may naturally focus solely on the Bank as that entity comprises the substantial majority of the consolidated company. The focus is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

     The Bank operates out of its main office located at 237 South Main Street, Red Bluff, Tehama County, CA 96080, and five other community branch offices located in: Los Molinos (Tehama County), Chico (Butte County), Orland and Willows (Glenn County) and Redding (Shasta County). The Bank operates as one business segment providing banking services to the Company's clients primarily in the Northern California counties noted above. The Bank's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to both consumers and businesses. The Bank's primary source of revenue is interest income from its loan and investment portfolios. In addition to the Bank, the Company maintains a 50% ownership interest in Bancorp Financial Services, Inc. ("BFS"), a leasing company located in Sacramento, CA. BFS concentrates on small ticket business equipment and automobile leases over a broader service area encompassing numerous western states.

     In addition to the historical information contained herein, this Form 10-Q quarterly report contains certain forward-looking statements, within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Readers of this quarterly report should understand that these forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Forward looking statements use phrases such as "expected to" and "on target to" Risks and uncertainties in forward looking statements include, but are not limited to, the following factors: competitive pressure in the banking industry, changes in the regulatory environment, changes in the interest rate environment and/or volatility in interest sensitive deposits, general economic conditions in the Bank's major service areas, a deterioration in credit quality resulting in an increase to the provision for loan losses, operational risks including data processing or other technological system failures, asset / liability matching risks and liquidity risks, and changes in the securities markets.

EARNINGS SUMMARY

     The Company's net income in the second quarter 1999 totaled $512,258 contributing toward a year-to-date net income of $888,450. The second quarter's net income increased 36.17% over the first quarter of 1999, and represents an 8.03% increase over the same period in 1998. Year-to-date net income as of June 30, 1999 has decreased 8.82% from June 30, 1998 year-to-date net income. Earnings per share for the second quarter 1999 totaled $0.30 ($0.30 diluted) compared to $0.29 ($0.28 diluted) for the second quarter 1998. Earnings per share year-to-date 1999 totaled $0.53 ($0.52 diluted) compared to $0.59 ($0.57 diluted) for the same period in 1998. The overall decline in year to date net income is still projected to be short-term and is primarily attributed to the start-up costs associated with the opening of the new Redding branch in September 1998 and two new departments created at year-end 1998, and to slow growth in the loan portfolio during the first half of

1999. The full service Redding Branch, opened in renovated quarters in September 1998, positions the Bank to aggressively pursue commercial lending opportunities in the Redding/Shasta County marketplace. Overhead costs (non-interest expense) to staff and maintain this branch were expected to exceed initial revenues from this location. Asset and loan growth has been steady and this branch is expected to significantly increase its contribution to the Bank's total income during the remainder of 1999. This location also houses the Bank's business unit that originates Small Business Administration and other government guaranteed business loans. While this unit covers the Bank's entire service area, the Redding location offers the greatest potential to actively pursue this market.

     In December 1998, a new Manufactured Housing Loan Department was established. The focus of this business is to generate fee income by originating manufactured housing loans that are then funded by or sold to investors. Year-to-date results as of the end of the second quarter meet projections and this business unit is expected to exceed its original projections for the second half of the year. Also in December 1998, the Bank established an ATM Cash Servicing Department. This department focuses on generating fee income by supplying cash to independently owned ATM machines. The performance projections for this business unit call for steady growth in business (and related income) throughout 1999. As of the end of the second quarter, this business unit has also met its projections and is on target to exceed projections during the second half of the year.

     Loan growth throughout the Bank and across the loan portfolio spectrum has been slower than projected for the first half of the year. One exception, has been in the Bank's dealer lending portfolio. Restructuring lending policies, enhancing the quality of acceptable collateral and adding additional staffing resources has helped this niche of the consumer loan portfolio provide some significant growth to the Bank's earning assets in the second quarter. In the latter half of the second quarter, growth in commercial loan applications in process increased significantly and has resulted in increased booking of new loans in July.

NET INTEREST INCOME

     The primary source of income for the Company is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits and other borrowings taken by the Bank to fund these assets. Changes in net interest income can be attributed to changes in the yield on interest-earning assets and to changes in the rate paid on interest-bearing liabilities. It can also be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities. Net interest income for the quarter ending June 30, 1999 totaled $2,146,796, a 4.17% increase over the $2,060,824 for the second quarter in 1998. Year-to-date net interest income totals $4,220,002, a 2.39% increase over the $4,121,583 for the prior year.

BALANCE SHEET ANALYSIS

     Total assets of $195,721,880 at June 30, 1999 represent a decrease of $4,060,084 or 2.03% from the 1998 year-end figure of $199,781,964. Net loans increased $3,443,197 or 12.42% from December 31, 1998. Total deposits of $177,069,805 at June 30, 1999 represent a decrease of $3,440,806 or 1.91% from the 1998 year-end figure of $180,510,611. As a component of total deposits, non-interest bearing deposits increased from 21.7% to 24.0%. Net loans grew in the second quarter of 1999 as a result of Tehama Bank's positioning over a broader marketplace than ever before, and certain growth and expansion opportunities, as discussed in the earnings summary above, have helped create a foundation for significant growth.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses decreased $462,221 from December 31, 1998 to June 30, 1999. The decrease is primarily attributed to one lending relationship for which additional allowance for loan loss was provided for at year end 1998, with the loans subsequently being charged off in the six months ended June 30, 1999. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the processing of merchant credit card transactions. Non-interest income for the quarter ending June 30, 1999 totaled $899,650, an increase of 31.20% over the $685,732 for the second quarter 1998. Year to date non-interest income totaled $1,678,669 and increase of 26.24% over the $1,329,743 for the prior year.

     Deposit account service charges for the quarter ended June 30, 1999 increased 10.41% from the same period in 1998. Year to date account service charges increased 7.98% over the prior year. The combined gain on sale of loans, servicing fees on loans sold, and other income increased 151% for the quarter ended June 30, 1999 from the same period in 1998. The year to date combined gain on sale of loans, servicing fees on loans sold, and other income increased 127% over the prior year. Growth in other non-interest income is attributed to the activity from the Bank's Manufactured Housing Department, ATM Cash Servicing Department and to an increase in the volume of residential real estate loans that are originated but then funded by a broker. Each of these activities contributes fee income to the Bank that is accounted for as "other" income. In addition, the Company's share of net income from its joint venture in a leasing company (Bancorp Financial Services, Inc.) increased to $196,976 from $109,020 for the six months ended June 30, 1999 and 1998, respectively.

NON-INTEREST EXPENSE

     Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $3,951,721 for the six months ended June 30, 1999, an increase of 18.57% over the same period in 1998. For the second quarter non-interest expenses totaled $2,073,688 an increase of 19.79% over the same period in 1998. Most of the increase in non-interest expense is attributed to personnel and other start up expenses associated with the newer departments and new Redding branch previously mentioned.

INCOME TAXES

     Income taxes through June 30, 1999 totaled $333,500 or 28% of net income before taxes. Income taxes through the same period in 1998 totaled $449,058 or 32% of net income before taxes. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the change in the tax rate.

LIQUIDITY AND CAPITAL

     The Bank manages its liquidity to ensure that sufficient funds are available to support asset growth and satisfy cash flow requirements created by fluctuations in deposits. Primary sources of liquidity include cash and amounts due from correspondent banks, federal funds sold, and unpledged available-for-sale investments. The Company's primary liquidity ratio, the ratio of liquid assets to total assets, was 25.0% at June 30, 1999 compared to 28.8% at December 31, 1998 and 22.2% at June 30, 1998. Another indication of a company's liquidity is its ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of June 30, 1999 was 69.12%, an increase from the 65.93% ratio at December 31, 1998.

     Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Company and the Bank to maintain minimum amounts of capital and ratios of capital to assets. Overall capital is monitored by management on a daily basis and reported to the Company's Board of Directors on a monthly basis. The following table reflects the Company's capital ratios as of June 30, 1999 compared to the minimum regulatory requirement and the minimum requirement for "well-capitalized" institutions.


                                         Company   Minimum  Well Capitalized
                                         -------   -------  ----------------
     Leverage Ratio                         8.8%     4.0%        5.0%
     Tier 1 Risk-Based Capital Ratio       13.3%     4.0%        6.0%
     Total Risk Based Capital Ratio        14.6%     8.0%       10.0%


YEAR 2000 READINESS

     The Bank established a Year 2000 Task Force comprised of senior managers representing all units within the organization. The objective of the task force is to ensure that the Bank is fully prepared for the change in the century date. The Task Force has accomplished its goal in that all computer modifications, replacements and necessary changes have been completed. The service provider of the Bank's main computer system has tested and certified that the system is ready for the year 2000 change of date.

Listed below are some of the key accomplishments:

- The Bank's business and technology operations have been reviewed to determine the impact of the Year 2000 change of date.

- The risk to bank operations of computer hardware and software impacted by the century change has been assessed.

- Critical systems, software and networks have been upgraded to Year 2000 readiness.

- All hardware and software systems (including interfaces) have been tested and certified.

- Contingency plans have been developed for all mission-critical applications.

     In any project involving the identification, testing and modification of hardware and software there is a risk that all potential problems will not be satisfactorily addressed on time. To mitigate this risk, the Bank has formulated contingency plans for all mission critical operations to reduce the impact of any unexpected failure resulting from the century change. Furthermore, the Bank has updated its business continuity plans for the entire organization and has addressed both liquidity and cash management as directed by the "Interagency Statement on Year 2000 Project Management Awareness". Interdependencies with other parties makes it impossible to guarantee that disruptions will not occur. Management believes that its efforts will minimize significant problems and enable it to respond quickly and to maintain high levels of customer service.

     The Bank will continue an ongoing vendor management program to obtain information about the Year 2000 readiness of all our vendors and service providers.

     Ultimately, the potential impact of Year 2000 issues will depend not only on the corrective measures the Bank undertakes, but also on the way in which the Year 2000 issues are addressed by government, other businesses, and any entity that provides data to, or receives data from, the Bank, or whose financial condition or operational capability is important to the Bank, such as suppliers or customers. The Bank, therefore, has contacted vendors, and clients with whom significant loan or deposit relationships are maintained, to try and ascertain their Year 2000 readiness and the extent to which the Bank may be vulnerable to any third party issues. It is possible that if all aspects of the Year 2000 issues are not adequately resolved by these parties, the Bank's future business operations could be negatively impacted.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.   CHANGES IN SECURITIES  -  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES  -  None

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of Tehama Bancorp was held on April 27, 1999. Shareholders voted on candidates for the board of directors, and the 1999 Stock Option Plan. No candidates were proposed in opposition to the slate of candidates submitted by management, and the following incumbent directors were elected, and the 1999 Stock Option Plan approved by the votes indicated:


             NAME                  VOTES FOR         VOTES WITHHELD
     ---------------------         ---------         --------------

     Henry C. Arnest, III          1,050,030              4,736
     Louis J. Bosetti              1,050,580              4,186
     Harry Dudley                  1,046,270              8,496
     William P. Ellison            1,050,217              4,549
     Garry D. Fish                 1,049,951              4,815
     Max M. Froome                 1,034,375             20,391
     Orville K. Jacobs             1,034,276             20,490
     Gary C. Katz                  1,050,217              4,549
     John W. Koeberer              1,049,973              4,793
     Raymond C. Lieberenz          1,050,580              4,186
     Leslie L. Melburg             1,050,580              4,186
     Gary L. Napier                1,047,443              7,323
     Eugene F. Penne               1,050,580              4,186
     John D. Regh                  1,050,580              4,186
     Terrance A. Rust              1,050,580              4,186



         DESCRIPTION           VOTES FOR     VOTES AGAINST     VOTES WITHHELD
     ----------------------    ---------     -------------     --------------
     1999 Stock Option Plan     1,006,485         32,302           16,017



ITEM 5.   OTHER INFORMATION  -  None

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



         AUGUST 12, 1999              BY:  /S/   WILLIAM M. JENKINS
----------------------------              -------------------------------
Date                                         William M. Jenkins
                                             Vice President &
                                             Chief Financial Officer




         AUGUST 12, 1999              BY:  /S/     WILLIAM P. ELLISON
----------------------------              ----------------------------------
Date                                         William P. Ellison
                                             President & Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.         Description
-------------       --------------

    27              Financial Data Schedule Worksheet -- Article 9
