Form 10-Q
period 1999-09-30
TEHAMA BANCORP
filed 1999-11-15
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the quarterly period ended September 30, 1999, OR

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

  Common Stock, No Par Value: 1,713,694 shares outstanding (September 30, 1999)

                                      INDEX

                                 TEHAMA BANCORP



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets: September 30, 1999 and December 31, 1998

                  Consolidated Statements of Income: Three months ended September 30, 1999 and 1998; and nine months ended September 30, 1999 and 1998

                  Consolidated Statement of Changes in Shareholder Equity:
                  December 31, 1996 through September 30, 1999

                  Consolidated Statements of Cash Flows: Nine months ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements:
                  September 30, 1999

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K



                  SIGNATURES



                  EXHIBIT INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TEHAMA BANCORP
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS                                 September 30, 1999            December 31, 1998
                                                                   ------------------------     -------------------------

Cash and due from banks                                                     $   13,687,517                $    8,362,664
Federal funds sold                                                                 800,000                    14,400,000

Investment securities (market value of $40,713,748 at
   Sept. 30, 1999 and $47,440,300 at Dec. 31, 1998)                             40,718,094                    47,092,556
Loans, less allowance for loan losses of $1,879,086 as
   of Sept. 30, 1999 and $2,080,831 as of Dec. 31, 1998                        135,615,016                   119,009,536
Bank premises and equipment, net
                                                                                 2,541,567                     2,337,327
Other real estate
                                                                                    35,148                        49,981
Accrued interest receivable and other assets
                                                                                 9,726,180                     8,529,900
                                                                   ------------------------     -------------------------

          TOTAL ASSETS                                                      $  203,123,522               $   199,781,964
                                                                   ========================     =========================


          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                                   $   47,302,099                $   39,191,013
     Interest bearing                                                          135,643,332                   141,319,598
                                                                   ------------------------     -------------------------

          Total deposits                                                       182,945,431                   180,510,611

Accrued interest payable and other liabilities                                   2,312,398                     1,560,096
                                                                   ------------------------     -------------------------

          Total liabilities                                                    185,257,829                   182,070,707
                                                                   ------------------------     -------------------------

Commitments

Stockholders' equity
   Preferred stock - no par value;  2,000,000 shares
      authorized;  none issued
   Common stock - no par value;  4,000,000 shares
      authorized;  1,713,694 shares issued and outstanding
      as at Sept. 30, 1999 (1,672,129 at Dec. 31, 1998)                         13,189,875                    12,824,202
Retained earnings                                                                5,538,097                     4,908,485
Unrealized (loss) gain on available-for-sale investment
   securities, net of taxes                                                       (862,279)                      (21,430)
                                                                   ------------------------     -------------------------

          Total stockholders' equity                                            17,865,693                    17,711,257
                                                                   ------------------------     -------------------------

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $  203,123,522               $   199,781,964
                                                                   ========================     =========================

See notes to consolidated financial statements (unaudited)


                                                   TEHAMA BANCORP
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                     Three months ended                    Nine months ended,
                                                        September 30,                        September 30,
                                              ----------------------------------   ----------------------------------
                                                   1999               1998              1999              1998
                                                   ----               ----              ----              ----
Interest income:
   Interest and fees on loans                     $ 2,840,121       $ 2,863,151       $ 8,079,580        $ 8,403,118

   Interest on Federal funds sold                      50,975           305,581           332,618            774,633
   Interest on investment securities:
      Taxable                                         438,560           234,147         1,411,750            733,840
      Exempt from Federal income taxes                148,485           147,580           464,903            427,001
                                              ----------------   ---------------   ---------------   ----------------

         Total interest income                      3,478,141         3,550,459        10,288,851         10,338,592

Interest expense on deposits                        1,209,324         1,454,445         3,800,032          4,120,995
                                              ----------------   ---------------   ---------------   ----------------

         Net interest income                        2,268,817         2,096,014         6,488,819          6,217,597

Provision for loan losses                             300,000           218,000         1,025,000            913,000
                                              ----------------   ---------------   ---------------   ----------------

         Net interest income after
            provision for loan losses               1,968,817         1,878,014         5,463,819          5,304,597
                                              ----------------   ---------------   ---------------   ----------------

Non-interest income:
   Service charges                                    202,778           180,378           573,405            523,608
   Merchant processing fees                           250,000           337,311           832,419          1,004,281
   Loan servicing fees                                 10,549            13,111            37,414             44,912
   Gain on sale of loans                              115,000            33,038           168,261             94,124
   Other income                                       452,774           114,300         1,098,271            340,956
                                              ----------------   ---------------   ---------------   ----------------

         Total non-interest income                  1,031,101           678,138         2,709,770          2,007,881

Non-interest expense:
   Salaries and employee benefits                   1,054,139           990,397         3,143,336          2,725,007
   Occupancy                                          273,169           235,162           760,258            673,780
   Other                                              844,069           626,676         2,219,504          1,786,333
                                              ----------------   ---------------   ---------------   ----------------

         Total non-interest expense                 2,171,377         1,852,235         6,123,098          5,185,120
                                              ----------------   ---------------   ---------------   ----------------

         Income before income taxes                   828,541           703,917         2,050,491          2,127,358

Income taxes                                          233,400           210,609           566,900            659,667
                                              ----------------   ---------------   ---------------   ----------------

         Net income                               $   595,141       $   493,308       $ 1,483,591        $ 1,467,691
                                              ================   ===============   ===============   ================

Basic earnings per share                          $      0.35       $     0.29        $      0.87        $      0.86
                                              ================   ===============   ===============   ================

Diluted earnings per share                        $      0.35       $     0.29        $      0.87        $      0.86
                                              ================   ===============   ===============   ================

Weighted average number of
     shares outstanding                            1,712,313         1,674,301         1,697,772          1,657,446
                                              ================   ===============   ===============   ================

Weighted average number of shares
     outstanding including common
     stock equivalents                             1,712,313         1,714,992         1,697,772          1,715,831
                                              ================   ===============   ===============   ================



See notes to consolidated financial statements (unaudited)



                                 TEHAMA BANCORP
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY


                                                                                 Unrealized
                                                                                   Loss on
                                                                               Avail.-for-Sale                  Comprehensive
                                                                     Retained     Investment                       Income
                                             Shares       Amount     Earnings     Securities       Total           (Loss)
                                         ----------  ------------  -----------    -----------  --------------  --------------

Balance at December 31, 1996              1,610,940   $12,225,722 $2,905,644     $ (18,190)    $ 15,113,176
                                         ----------  ------------  -----------    -----------  --------------

Stock Options Exercised and Tax
     Related Benefit                        17,351      112,042                                     112,042

Net Income                                                         1,300,766                      1,300,766       1,300,766

Cash dividend - $.40 per share                                      (644,376)                      (644,376)

Unrealized Gain (Loss) on Available-
     for-Sale Investment Securities                                                 28,070           28,070          28,070
                                         ----------- ------------ -----------      -------   ----------------   -------------
Balance at December 31, 1997              1,628,291   12,337,764   3,562,034         9,880       15,909,678     $ 1,328,836
                                         ----------- ------------ -----------      -------   ----------------   =============

Stock Options Exercised and Tax
     Related Benefit                         62,641      746,997                                    746,997

Retirement of Common Stock                 (18,803)    (260,559)                                   (260,559)

Net Income                                                         2,008,670                      2,008,670       2,008,670

Cash dividend - $.40 per share                                     (662,219)                       (662,219)

Unrealized Gain (Loss) on Available-
     for-Sale Investment Securities                                                (31,310)         (31,310)        (31,310)
                                         ----------- ------------ -----------      -------   ----------------  -------------
Balance at December 31, 1998              1,672,129   12,824,202   4,908,485       (21,430)      17,711,257     $ 1,977,360
                                         ----------- ------------ -----------      -------   ----------------  =============

Stock Options Exercised and Tax
     Related Benefit                         60,249      602,320                                    602,320

Retirement of Common Stock                 (18,684)     (236,647)                                  (236,647)

Net Income                                                         1,483,591                      1,483,591       1,483,591

Cash dividend - $.50 per share                                      (853,979)                      (853,979)

Unrealized Gain (Loss) on Available-
     for-Sale Investment Securities                                               (840,849)        (840,849)       (840,849)
                                         ----------- ------------ -----------      -------   ----------------  -------------
Balance at September 30, 1999            1,713,694   $13,189,875  $5,538,097     $(982,279)    $ 17,865,693     $   642,742
                                         =========== ============ ===========      =======   ================  =============

See notes to consolidated financial statements (unaudited)

                                 TEHAMA BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended
                                                                                          September 30,
                                                                              --------------------------------------


                                                                                     1999                  1998
                                                                                     ----                  ----
Cash flows from operating activities:
   Net income                                                                     $ 1,483,591           $ 1,467,691
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                                  1,025,000               913,000
         Depreciation and amortization                                                305,303               246,975
         Disqualifying disposition of incentive stock options                               -                82,103
         Increase (decrease) net deferred loan origination fees & costs               309,744               554,452
         (Increase) decrease in Interest Receivable and Other Assets               (1,563,719)             (590,236)
         (Decrease) increase in Interest Payable and Other Liabilities                752,302              (248,182)
                                                                              ----------------     -----------------

                                                                              ----------------     -----------------

               Net cash provided by operating activities                            2,312,221             2,425,803
                                                                              ----------------     -----------------


Cash flows from investing activities:
   Net (increase) decrease in maturities, purchases and sales of
      investment securities                                                         5,533,613             3,138,792
   Net (increase) decrease in loans                                               (17,940,224)           (4,728,091)
   Purchases of premises and equipment                                               (490,690)             (534,132)
   Proceeds from sale of other real estate                                                  -               260,000
                                                                              ----------------     -----------------


               Net cash used in investing activities                              (12,897,301)           (1,863,431)
                                                                              ----------------     -----------------


Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing
      and savings accounts                                                         12,512,159            13,115,397
   Increase (decrease) in time deposits                                           (10,077,339)            5,380,815
   Payments of cash dividends                                                        (853,979)             (662,219)
Retirement of Common Stock                                                            236,647                     -
   Proceeds from exercise of stock options                                            492,445               121,043
                                                                              ----------------     -----------------

               Net cash provided by financing activities                            2,309,933            17,955,036
                                                                              ----------------     -----------------

               (Decrease) increase in cash and cash equivalents                    (8,275,147)           18,517,408
                                                                              ----------------     -----------------

Cash and cash equivalents at beginning of year                                     22,762,664            12,927,578
                                                                              ----------------     -----------------

Cash and cash equivalents at September 30,                                        $14,487,517           $31,444,986
                                                                              ================     =================

See notes to consolidated financial statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A            Basis of Presentation

         The financial information included herein is unaudited (although the 12/31/98 data is derived from audited financial statements), but has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, changes in shareholder equity, and cash flows for the interim periods presented.

         Tehama Bancorp was incorporated on January 15, 1997 and consumated a merger with Tehama Bank on June 30, 1997. The information contained in the Consolidated Statement of Changes in Shareholder Equity that refers to 1996, therefore naturally refers to information of the Bank only. All other information refers to the consolidated entity, Tehama Bancorp.

         Certain information and footnotes required by generally accepted accounting principles for annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Tehama Bank, and a 50% interest in Bancorp Financial Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tehama Bancorp (the "Company") is the bank holding company for Tehama Bank (the "Bank"), a state chartered, Federal Reserve member-bank. The following is management's discussion and analysis of the financial condition and results of operations of the Company for the quarter and nine-month period ending September 30, 1999, with comparative data from the quarter and nine-month period ending September 30, 1998. Some discussion may naturally focus solely on the Bank as that entity comprises the substantial majority of the consolidated company. The focus is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

         The Bank operates out of its main office located at 333 Main Street, Red Bluff, Tehama County, CA 96080, and five other community branch offices located in: Los Molinos (Tehama County), Chico (Butte County), Orland and Willows (Glenn County) and Redding (Shasta County). The Bank's administrative offices are located at 239 South Main Street, Red Bluff, Tehama County, CA 96080. The Bank operates as one business segment providing banking services to the Company's clients primarily in the Northern California counties noted above. The Bank's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to both consumers and businesses. The Bank's primary source of revenue is interest income from its loan and investment portfolios. In addition to the Bank, the Company maintains a 50% ownership interest in Bancorp Financial Services, Inc. ("BFS"), a leasing company located in Sacramento, CA. BFS concentrates on small ticket business equipment and automobile leases over a broader service area encompassing numerous western states.

         In addition to the historical information contained herein, this Form 10-Q quarterly report may contain certain forward-looking statements, within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and Regulations issued thereunder. Readers of this quarterly report should understand that these forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Forward looking statements use phrases such as "expected to" and "on target to" Risks and uncertainties in forward looking statements include, but are not limited to, the following factors: competitive pressure in the banking industry, changes in the regulatory environment, changes in the interest rate environment and/or volatility in interest sensitive deposits, general economic conditions in the Bank's major service areas, a deterioration in credit quality resulting in an increase to the provision for loan losses, operational risks including data processing or other technological system failures, asset / liability matching risks and liquidity risks, and changes in the securities markets.

EARNINGS SUMMARY

         The Company's net income in the third quarter 1999 totaled $595,141 contributing toward a year-to-date net income of $1,483,591. The third quarter's net income increased 16% over the second quarter and 58% over the first quarter of 1999. The third quarter also reflects an increase of 20% over the same period in 1998. Year-to-date net income as of September 30, 1999 increased 1% over the September 30, 1998 year-to-date net income. Both basic and diluted earnings per share for the third quarter 1999 totaled $0.35 compared to $0.29 for the third quarter 1998. Both basic and diluted earnings per share on a year-to-date basis totaled $0.87 in 1999 compared to $0.89 for basic and $0.86 for diluted earnings per share for the same period in 1998.

The third quarter's growth in net income is the result of several business strategies initiated earlier in the year. Increasing the resources and focus on business banking relationships throughout the Bank's service area resulted in significant growth in commercial and commercial real estate loan bookings during the third quarter. Additionally, the Bank's dealer lending business continues to provide steady growth in the consumer loan portfolio. Other income, predominantly loan processing/brokered loan fees and ATM cash servicing fees, along with gains on sale of loans reflect increases of 222% and 79%, respectively, from September 1998 to September 1999. The Bank's Manufactured Housing Department, established in December 1998, is responsible for the majority of the increase attributed to loan processing or brokered loan fees. The primary function of this department is to generate fee income by originating manufactured housing loans that are then funded by or sold to investors. The Bank's ATM Cash Servicing Department, also established in December 1998 also contributed significantly to the growth in other income. Meanwhile, merchant card fee income reflects a decrease of 26% in a comparison of third quarter 1999 to third quarter 1998, and a 17% decrease in a year-to-date comparison. This business unit's contract with the outside vendor that generates its volume was re-negotiated and includes planned decreases in income, but extends the time period by five years for this business units continued contribution to earnings for the Bank.

NET INTEREST INCOME

         The primary source of income for the Company is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits and other borrowings taken by the Bank to fund these assets. Changes in net interest income can be attributed to changes in the yield on interest-earning assets and to changes in the rate paid on interest-bearing liabilities. It can also be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities. Net interest income for the quarter ending September 30, 1999 totaled $2,268,817, an 8.2% increase over the $2,096,014 for the third quarter in 1998. Year-to-date net interest income totals $6,488,819, a 4.36% increase over the $6,217,597 for the prior year.

BALANCE SHEET ANALYSIS

         Total assets of $203,123,522 at September 30, 1999 represent an increase of $3,341,558 or 1.7% from the 1998 year-end figure of $199,781,964. During this same period net loans increased $16,605,480 or 14.0% while total investments and fed funds sold decreased by $19,974,462 or 32.5%. Total deposits of $182,945,431 at September 30, 1999 represent an increase of $2,434,820 or 1.3% from the 1998 year-end figure of $180,510,611. As a component of total deposits, non-interest bearing deposits increased from 22% at December 31, 1998 to 26% at September 30, 1999.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses decreased $201,745 from December 31, 1998 to September 30, 1999. The decrease is primarily attributed to one lending relationship for which additional allowance for loan loss was provided for at year-end 1998, with the loans subsequently being charged off in the six months ended June 30, 1999. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.

NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, gain on sale of loans and fee income generated by the processing of merchant credit card transactions. Non-interest income for the quarter ending September 30, 1999 totaled $1,031,101, an increase of 52% over the $678,138 for the third quarter 1998. Year to date non-interest income totals $2,709,770 and increase of 35% over the $2,007,881 for the prior year.

         Deposit account service charges for the quarter ended September 30, 1999 increased 12% from the same period in 1998. Year to date account service charges increased 9.5% over the prior year. Contributing to the third quarter's increase in the gain on sale of loans was income of approximately $95,000, before taxes, from the sale of a block of SBA guaranteed loans. This planned strategy provided increased liquidity from the cash generated by the sale and allows the Bank to continue to receive income from the ongoing servicing of these loans. The primary contributors of non-interest income in the "Other Income" category include the Company's share of net income from its joint venture in a leasing company (BFS), processing fees on brokered loan transactions, and fee income from the Bank's ATM cash servicing program. Income from BFS increased to $287,799 from $187,186 for the nine months ended September 30, 1999 and 1998, respectively. Year-to-date processing fees on brokered loans, attributed to the Bank's newly established Manufactured Housing Department, and fees generated by the Bank's newly established ATM Cash Servicing Department combined for a total of $505,594 year-to-date.

NON-INTEREST EXPENSE

         Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $6,123,098 for the nine months ended September 30, 1999, an increase of 18% over the same period in 1998. For the third quarter non-interest expenses totaled $2,171,377 an increase of 17% over the same period in 1998. Most of the increase in non-interest expense is attributed to personnel and other start up expenses associated with the newer departments and new Redding branch.

INCOME TAXES

         Income taxes accrued for the nine-months ended September 30, 1999 totaled $566,900 or 28% of net income before taxes. Income taxes through the same period in 1998 totaled $659,667 or 31% of net income before taxes. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, and the income from BFS which is taxed at a lower level than the rest of the Company's income, are primarily responsible for the change in the tax rate.

LIQUIDITY AND CAPITAL

         The Bank manages its liquidity to ensure that sufficient funds are available to support asset growth and satisfy cash flow requirements created by fluctuations in deposits. Primary sources of liquidity include cash and amounts due from correspondent banks, federal funds sold, and unpledged available-for-sale investments. The Bank's primary liquidity ratio, the ratio of liquid assets to total assets, was 21.2% at September 30, 1999 compared to 28.8% at December 31, 1998 and 23.5% at September 30, 1998. Another indication of a company's liquidity is its ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of September 30, 1999 was 74.1% compared to a ratio of 69.12% at June 30, 1999 and 65.93% ratio at December 31, 1998.

         Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Company and the Bank to maintain minimum amounts of capital and ratios of capital to assets. Overall capital is monitored by management on a daily basis and reported to the Company's Board of Directors on a monthly basis. The following table reflects the Company's capital ratios as of September 30, 1999 compared to the minimum regulatory requirement and the minimum requirement for "well-capitalized" institutions.

                                  Company     Minimum    Well Capitalized
                                 ---------   ---------  ------------------
Leverage Ratio                       9.1%      4.0%            5.0%
Tier 1 Risk-Based Capital Ratio     12.7%      4.0%            6.0%
Total Risk Based Capital Ratio      14.0%      8.0%           10.0%

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

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The exhibits listed in the Exhibit Index to this report are furnished herewith and incorporated by reference.

       (b) Form 8-K, pertaining to the adoption of a Shareholders' Protection Rights Agreement was filed on July 28, 1999.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BY:            TEHAMA BANK
                                      ---------------------------------
                                               (Registrant)



     November 15, 1999           BY:   /s/   William M. Jenkins     .
--------------------------------      ---------------------------------
Date                                   William M. Jenkins
                                       Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description
------------               -------------
27                         Financial Data Schedule Worksheet -- Article 9

