Form 10-K405
period 1999-12-31
TEHAMA BANCORP
filed 2000-03-30
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to
     ____________.

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

                          -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                -----------------------------------------
      NONE                                       NONE

          Securities registered pursuant to Section 12(g) of the Act:

    Common Stock; No Par Value; 1,713,694 shares outstanding (March 6, 2000)
                                (Title of Class)

 Aggregate market value of the voting stock held by non-affiliates: $18,594,240


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No /_/


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

                     ANNUAL REPORT TO SECURITY HOLDERS FOR FISCAL
                         YEAR ENDED DECEMBER 31, 1999 (PART II)

             PROXY STATEMENT FOR 2000 ANNUAL MEETING OF SHAREHOLDERS (PART III)
                       The Index of Exhibits is located on page 11

                                                  TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
       PART I.....................................................................................................2
         ITEM 1.  BUSINESS........................................................................................2
         ITEM 2. PROPERTIES.......................................................................................6
         ITEM 3. LEGAL PROCEEDINGS................................................................................7
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................7
         ITEM (*)  EXECUTIVE OFFICERS OF THE REGISTRANT...........................................................7


       PART II....................................................................................................7
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................7
         ITEM 6. SELECTED FINANCIAL DATA..........................................................................7
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............7
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.......................................................7
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............7


       PART III...................................................................................................7
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................8
         ITEM 11.  EXECUTIVE COMPENSATION.........................................................................8
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................8
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................8
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................8


       SIGNATURES.................................................................................................9


       INDEX OF EXHIBITS.........................................................................................11

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

OFFICES. The Bank's headquarters is located at 239 South Main Street and its main office is located at 333 Main Street, Red Bluff, Tehama County, California. Branch offices are located at 7843 Highway 99E, in the unincorporated community of Los Molinos, Tehama County; at 2025 Pillsbury Road, Chico, Butte County; at 301 Walker Street, Orland, Glenn County; at 160 North Butte Street, Willows, Glenn County, and 1770 Pine Street, Redding, Shasta County.

The Bank's main office in Red Bluff, its Chico, Orland, Willows and Redding offices all maintain the same lobby hours (9:00 A.M. through 5:00 P.M., Monday through Thursday, and 9:00 A.M. through 6:00 P.M. on Fridays). The Bank's Los Molinos office maintains lobby hours of 9:00 A.M. through 4:00 P.M., Monday through Thursday, and 9:00 A.M. through 5:00 P.M. on Friday. The Red Bluff, Chico, Orland and Willows offices also maintain drive-up windows for transactions during the hours of 8:00 A.M. through 5:30 P.M., Monday through Thursday, and 8:00 A.M. through 6:00 P.M. on Friday. The Redding office maintains a drive-up window for transactions during the hours of 8:00 A.M. through 5:00 P.M., Monday through Thursday, and 8:00 A.M. through 6:00 P.M. on Friday. Additionally, ATMs are available at the Red Bluff, Chico, Orland, Willows and Redding offices. The Los Molinos office does not have either a drive-up window or an ATM.

SERVICES. The Bank conducts a commercial banking business including accepting demand, savings and time deposits, issuing letters of credit, and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier's checks, sells traveler's checks, acts as a licensed merchant bankcard sales clearer, and provides the following: 24-hour automated teller service, bank-by-mail and night depository services, safe deposit boxes, and other customary banking services. For more information about the Bank's Merchant Card Processing segment, refer to Footnote 17, Segment Information, in the Notes to Consolidated Financial Statements. Most of the Bank's customers are individuals and small businesses. The Bank is a member bank of the Federal Reserve System, and the accounts of its depositors are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

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

LENDING ACTIVITIES. As of the close of business on December 31, 1999, the Bank's loan portfolio consisted of $68.1 million in real estate loans (including $9.0 million in real estate construction loans and $23.7 million in commercial real estate loans), $33.8 million in commercial loans (including $6.2 million in commercial leases), and $43.2 million in installment loans to individuals for household, family and other personal expenditures. Comparable segments of the loan portfolio as of December 31, 1998 were carried at values of $59.3 million, $31.4 million, and $31.9 million, respectively.

As of December 31, 1999 and 1998, the bank had outstanding credit commitments (including standby letters of credit) of $27.4 million and $18 million, respectively. The Bank expects 40 percent of its commitments to lend as of December 31, 1999 will not be exercised within the current year.

At December 31, 1999, the Bank's loan limit to individual customers for unsecured loans was $2.5 million and the limit for unsecured and secured loans combined was $4.3 million. For customers desiring loans in excess of the Bank's lending limits, the Bank may loan on a participation basis, with its correspondent banks taking the amount of the loan in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions. No material portion of the Bank's loans is concentrated within a single industry or group of related industries.

DEPOSITS. Approximately 48% of the Bank's deposits are attracted from and around the city of Red Bluff. A material portion of the Bank's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. Furthermore, (1) the extent to which the business of the Bank is seasonal is insignificant; (2) the importance of, and risks attendant to, foreign sources and applications of the Bank's funds is negligible; and (3) the Bank as of December 31, 1999 held $70,203 in United States agency deposits and $1,946,730 in local agency deposits.

EMPLOYEES. At March 1, 2000 the Bank employed 126 persons (34 of whom were part-time employees), including 5 principal officers and a total of 54 other officers. None of the Bank's employees is presently represented by a union or covered under a collective bargaining agreement. Management of the Bank believes that its employee relations are excellent.

COMPETITION. The Bank's primary service areas include Tehama, Butte, Glenn and Shasta counties, and contain a total of 88 competitive banking offices, of which 37 are offices of major chain banking systems and 51 are offices of other independent banks. On June 30, 1999, amounts reported by state and federal agencies indicated that these banking offices held approximately $3.1 billion in total deposits, averaging approximately $35.2 million per office. The service areas also contain the offices of 11 savings and loan associations, with approximately $694 million in total deposits as of June 30, 1999.

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

Federal regulations require that insured banks with significant "trading activity" adjust their risk-based capital calculations in order to maintain adequate capital against such market risk exposures as changes in the general level of interest rates, equity prices, foreign exchange rates and commodity prices. The Bank currently has no trading assets or liabilities. However, the Uniform Financial Institutions Rating System (the "CAMELS" system) applicable to the Bank has included for all bank regulatory examinations since 1997 a rating for sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital.

As of December 31, 1999, the Company's and the Bank's total risk-based capital ratios were approximately 13.9 percent and 12.0 percent, and their leverage ratios were approximately 9.4 percent and 7.9 percent, respectively. It is not expected that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on the business of the Company or the Bank in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating.

DEPOSIT INSURANCE ASSESSMENTS. The Bank's deposit insurance assessment rate is at the lower end of the range (from $0 to $0.27 per $100 of deposits) imposed by the FDIC in 1995. The Bank does not anticipate that its deposit insurance assessment for 2000 will differ materially from its assessment for 1999 ($18,236).

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

THE FINANCIAL SERVICES MODERNIZATION ACT OF 1999. The Financial Services Modernization Act of 1999 (the "Act), potentially the most significant banking legislation in many years, eliminates most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. The common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the Act.

Before the Act, significant restrictions existed on the affiliation of banks with securities firms and on the direct conduct by banks of securities dealing and underwriting and related securities activities. Banks were also (with minor exceptions) prohibited from engaging in insurance activities or affiliating with insurers. The Act removes these restrictions.

The Banking Act of 1933, known as the Glass-Steagall Act ("Glass-Steagall) sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities. The Act repeals
Section 20 of Glass-Steagall which prohibited banks from affiliating with securities firms. Bank holding companies that can qualify as "financial holding companies" can now acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company.

The Act substantially eliminates the prohibition under the Bank Holding Company Act of 1956 (the "BHCA") on affiliations between banks and insurance companies. Bank holding companies which qualify as financial holding companies can now insure, guarantee, or indemnify against loss, harm, damage, illness, disability, or death; issue annuities; and act as a principal, agent, or broker regarding such insurance services. As a result, a foreign bank with U.S. operations and a foreign insurer, which previously would have been required to divest either its insurance or banking operations, may now freely affiliate. Likewise, a foreign bank or insurer may now acquire a U.S. insurer or bank.

The BHCA created the system of bank holding companies: a bank holding company is any company which has direct or indirect control of a bank. By establishing a bank holding company, a bank could enter into non-banking activities "closely related to banking" through operating subsidiaries of the bank holding company. While the list of activities "closely related to banking" has been expanded and its interpretation liberalized over the years by the Federal Reserve Board, the list of such activities (consistent with the restrictions of Glass-Steagall) has been the principal constraint on affiliations between banks, securities firms and insurance companies and on other financial activities in which banks wished to engage.

In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the new Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Federal Reserve Board a certification to such effect and a declaration that it elects to become a financial holding company.

At the core of the changes effected by the Act is its amendment to the BHCA, which permits bank holding companies that qualify as financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Federal Reserve Board determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general. These standards expand upon the list of activities "closely related to banking" which have to date defined the permissible activities of bank holding companies.

One further effect of the Act is to require that federal banking and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. Implementing regulations have recently been issued for comment by all of the federal bank regulatory agencies and the SEC. These regulations will require, in general, that financial institutions

(1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

The Company and the Bank have not determined whether or when either of them may seek to acquire and exercise new powers or activities under the Act, and the extent to which competition will change among financial institutions affected by the Act has not yet become apparent.

The above description of the business of the Company and the Bank should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report) contained in the Company's 1999 Annual Report to Shareholders, which is incorporated here by reference.

ITEM 2.  PROPERTIES.

The Bank leases its Orland and Redding branch offices, and owns the land and buildings in which its Chico, Los Molinos and Willows branch offices are located. The Bank leases from a director of the Bank the building in which its Red Bluff branch office is located, leases the building in which its Red Bluff administrative headquarters is located and, subject to the ground lease described below, owns the building (adjacent to its administrative offices and operations center) in which its loan servicing operations are conducted. The Bank's total rentals for premises and equipment for fiscal year 1999 were approximately $202,933 and its minimum future commitments under operating leases, as of December 31, 1999, totaled $1,310,319.

The Bank acquired the right to purchase its former head office in which its loan servicing operations are now conducted, by assignment in 1988 from two of the Bank's directors, Orville Jacobs and John Koeberer. The building, a two-story commercial building with approximately 7,700 square feet of space, was acquired for a price of $25,000. The assignment contains a right of first refusal in favor of Messrs. Jacobs and Koeberer whereby they have the right to repurchase the building from the Bank in the event that the Bank elects to sell, vacate or sublet the building to a party other than a financial institution. This right of first refusal has a term concurrent with the terms of the underlying ground lease. The ground lease provides for an initial term of eight (8) years that terminated on December 31, 1988. It further provides for four (4) additional options to extend the term of the ground lease for a period of eight (8) years each, or a total of 32 years. The base rent is to be adjusted during each extension term in accordance with the fair market rental value of the land as of the commencement of the applicable extension term. The current lease term, at a monthly rental of $2,310, expires December 31, 2004.

The Bank's administrative offices are leased for an initial term of ten (10) years, and further provides for one (1) additional option to extend the term of the lease for a period of five (5) years. The current lease term, at a monthly rental of $2,860, expires March 15, 2004.

The Bank's operations center is leased on a month-to-month basis, with a sixty
(60) day notice of termination requirement, for a monthly rental of $500.

The Bank acquired the Willows office at a combined value (land and building) of approximately $340,000 in connection with its 1997 acquisition of deposits and assets on Wells Fargo Bank branches located in Willows and Orland, California. The building area is approximately 6,400 square feet. The Orland office is a leased facility also acquired in connection with the Wells Fargo Bank transaction. The Bank assumed existing leases on the building and adjacent parking lot with the second of three five-year options commencing August 1, 1997. Monthly payments on the building and lot leases are $2,210 and $350, respectively.

The Bank during 1999 moved its main office in Red Bluff to a building which, with an adjacent parking area, the Bank leases from director Harry Dudley. The leases provides for an initial term of five (5) years, and further provides for four (4) additional options to extend the term of the lease for a period of five
(5) years each, or a total of twenty (20) years. The current lease term, at a monthly rental of $2,900 for the building and $575 for the parking lot, expires August 1, 2004. The base monthly rents are to be increased by 2% for each successive twelve month period of the leases beginning in year two and continuing through year ten, encompassing the initial period and the first extension option period. Monthly lease payments in years eleven through twenty-five, encompassing the second through fourth extension option periods shall be negotiated each time the lease is extended.

The Redding office is currently leased for an initial term of ten (10) years, and further provides for two (2) additional options to extend the term of the lease for a period of five (5) years each, or a total of ten (10) years. The current lease term, at a monthly rental of $7,454, expires July 15, 2008.

See further information concerning the Bank's properties in Exhibits 10.1, 10.2 and 10.3, which are incorporated here by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's and the Bank's business, to which the Company or the Bank is a party or of which any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

         Item (*)  Executive Officers of the Registrant.

         The following table presents certain information regarding the executive officers of the Company:


                  NAME                       AGE            POSITION(S)               SINCE
                  ----                       ---            -----------               -----
          William P. Ellison                 51             President,                1991
                                                            Chief Executive
                                                            Officer
          Wayne Shaffer                      56             Senior Vice President,    1997
                                                            Chief Credit Officer

          W. Steven Gilman                   44             Senior Vice President,    1995
                                                            Chief Operating Officer

          Randall A. Shell                   49             Senior Vice President,    2000
                                                            Chief Financial Officer

          Helen M. McIntosh                  41             Senior Vice President,    1984
                                                            Director of Operations
                                                            and Technology

          (*)    Included pursuant to General Instruction G(3).

                                     PART II
                                     -------
          Those portions of the Company's 1999 Annual Report to Shareholders which are incorporated by reference in Items 5-8 below are filed as Exhibit 13 to this report. Those portions not so incorporated are not filed and are provided for information of the SEC only.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. See information under the caption "Market for the Company's Stock" in the Company's 1999 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
         See information under the caption "Five Year Selected Financial Data" in the Company's 1999 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders, which information is incorporated here by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
         See Independent Auditor's Report, Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders' Equity, Consolidated Statement of Cash Flows, and Notes to Consolidated Financial Statements, in the Company's 1999 Annual Report to Shareholders, which report, financial statements and notes are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information concerning directors required by this item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders of the Company filed with the SEC, including, under the caption "Election of Directors of the Company," (i) the table of directors (not including the share information included therein nor the footnotes thereto), and (ii) the description of the business experience of director-nominees.
          The information concerning executive officers required by this item is presented at the end of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.
          The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders of the Company filed with the SEC, including all information under the caption "Compensation and Certain Transactions" except for information under the subheadings "Indebtedness of Management" and "Transactions with Management." See also the starred (*) exhibits in the list of exhibits in item 14, which are incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders of the Company filed with the SEC, including information under the caption "Principal Shareholders" and, under the caption "Election of Directors of the Company," share information in the table of directors and footnotes thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by this item is incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders filed with the SEC, including under the caption "Compensation and Certain Transactions" all information under the subheadings "Indebtedness of Management" and "Transactions with Management."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)(1)    Financial Statements:
        The following financial statements of Tehama Bancorp included in the Annual Report of the Company to its Shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8 of this report:
        Independent Auditor's Report dated February 3, 2000 (page 1 of Annual
          Report).
        Consolidated Balance Sheet:  December 31, 1999 and 1998 (page 2 of
          Annual Report).
        Consolidated Statement of Income:  Years Ended December 31, 1999, 1998
          and 1997 (page 3 of Annual Report).
        Consolidated  Statement of Changes in Shareholders'  Equity:  Years
          Ended December 31, 1999, 1998 and 1997
        (pages 4-5 of Annual Report).
        Consolidated  Statement of Cash Flows:  Years Ended December 31,
          1999, 1998 and 1997 (pages 6-7 of Annual Report).
        Notes to Consolidated Financial Statements (pages 8 through 31 of
          Annual Report).
        (a)(2)    Financial Statement Schedules:
        All Schedules are omitted because they are not applicable or not required, or because the information is included in the financial statements or the notes thereto or is not material.
(a)(3) Exhibits filed with this report are listed in the Index to Exhibits below, which is incorporated here by reference:
(b)     Reports on Form 8-K:
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------
         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEHAMA BANCORP

                                     By:      /S/ William P. Ellison
                                         ---------------------------
                                         William P. Ellison
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 24, 2000                                  /s/ William P. Ellison
                                     ------------------------------------------------------------------------
                                     William P. Ellison, President and Chief Executive Officer
                                            (Principal Executive Officer)

Date:  March 24, 2000                                 /s/ Randall A. Shell
                                     ------------------------------------------------------------------------
                                     Randall A. Shell, Senior Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Principal Accounting Officer)

Date:  March 24, 2000                                 /s/Henry C. Arnest, III
                                     ------------------------------------------------------------------------
                                                   Henry Clay Arnest III, Director

Date:  March 24, 2000                                 /s/ Louis J. Bossetti
                                     ------------------------------------------------------------------------
                                                    Louis J. Bossetti, Director

Date:  March 24, 2000                                 /s/ Harry Dudley
                                     ------------------------------------------------------------------------
                                                       Harry Dudley, Director

Date:  March 24, 2000                                 /s/ William P. Ellison
                                     ------------------------------------------------------------------------
                                                  William P. Ellison, Director

Date:  March 24, 2000                                 /s/ Garry D. Fish
                                     ------------------------------------------------------------------------
                                                  Garry D. Fish, Director

Date:  March 24, 2000                                 /s/ Max M. Froome
                                     ------------------------------------------------------------------------
                                                    Max M. Froome, Director

Date:  March 24, 2000                                 /s/ Orville K. Jacobs
                                     ------------------------------------------------------------------------
                                                   Orville K. Jacobs, Director

Date:  March 24, 2000                                 /s/ Gary C. Katz
                                     ------------------------------------------------------------------------
                                                   Gary C. Katz, Director

Date:  March 24, 2000                                 /s/ John W. Koeberer
                                     ------------------------------------------------------------------------
                                               John W. Koeberer, Director and Chairman of the Board

Date:  March 24, 2000                                 /s/ Raymond C. Lieberenz
                                     ------------------------------------------------------------------------
                                             Raymond C. Lieberenz, Director and Secretary of the Board

Date:  March 24, 2000                                 /s/ Leslie L. Melburg
                                     ------------------------------------------------------------------------
                                                    Leslie L. Melburg, Director

Date:  March 24, 2000                                 /s/ Gary L. Napier
                                     ------------------------------------------------------------------------
                                                Gary L. Napier, Director and Vice Chairman of the Board


Date:  March 24, 2000                                 /s/ Eugene F. Penne
                                     ------------------------------------------------------------------------
                                                   Eugene F. Penne, Director

Date:  March 24, 2000                                 /s/ John D. Regh
                                     ------------------------------------------------------------------------
                                                    John D. Regh, Director

Date:  March 24, 2000                                 /s/ Terrance A. Rust
                                     ------------------------------------------------------------------------
                                                    Terrance A. Rust, Director

                                  INDEX OF EXHIBITS
                                  -----------------

3.1+    Articles of Incorporation

3.2!!   Bylaws, as amended

10.1+ (A) Lease Assignment Agreement dated February 22, 1988 (B) Ground lease dated July 31, 1980 (C) Addendum to Lease dated February 6, 1981

10.1a   Commercial Property Lease Agreement with Harry Dudley dated August 1,
        1999.

10.2+   Assignment and Assumption of Agreement and Right of First Refusal, dated
        February 25, 1988

10.3+   Purchase and Assumption Agreement dated October 15, 1996, between the
        Bank and Wells Fargo Bank, N.A.

10.4*   + (A) Tehama County Bank 1994 Stock Option Plan
        X (E) Tehama Bancorp 1999 Stock Option Plan

10.5+   (A) Merchant Services Agreement with Cardservice International, Inc., effective July 1, 1994
        (B) Lead Principal Member Agreement dated April 17, 1991

10.6    Addendum 2 to Merchant Services Agreement with Cardservice
        International, Inc., dated March 24, 1999

10.7+ Service Agreement with First Data Resources, Inc., dated June 3, 1991, as amended June 29, 1992, February 8, 1993, March 15, 1994, March 15,
        1994 and March 1, 1994

10.7*   +(A)  Executive Salary Continuation Agreement dated June 17, 1993 with
              William P. Ellison
        ++(B) Executive Salary Continuation Agreement dated September 24, 1997 with W. Steven Gilman
        #(C)  Amendment to Executive Salary Continuation Agreement with
              William P. Ellison, dated January 1, 1998

10.7*   # Tehama Bancorp Director Emeritus Program

10.10   PARA Shareholder Protection Rights Agreement dated July 23, 1999

13 The portions of the Tehama Bancorp 1999 Annual Report to Shareholders which have been incorporated by reference in Items 5-8 herein are filed with the SEC.

23      Consent of Perry-Smith & Co., LLP

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

(X)     Incorporated by reference to the Company's Registration Statement No.
        333-77241 on Form S-8 filed with the SEC on April 28, 1999

(PARA) Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 28, 1999

(!!) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC.