Form 10-Q
period 2000-03-31
TEHAMA BANCORP
filed 2000-05-15
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the quarterly period ended March 31, 2000, OR

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

                              Yes X    No
                                 ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, No Par Value: 1,884,750 shares outstanding (March 31, 2000)

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TEHAMA BANCORP
                           CONSOLIDATED BALANCE SHEET


                            ASSETS                                   March 31, 2000    December 31, 1999
                                                                     --------------    -----------------
                                                                      (unaudited)
Cash and due from banks                                              $  15,627,903      $  17,157,451
Investment securities (market value of $37,856,100 at
   March 31, 2000 and $38,400,500 at December 31, 1999)                 37,986,286         38,513,743
Loans, less allowance for loan losses of $2,373,123 at
   March 31, 2000 ($2,148,074 at December 31, 1999)                    153,396,143        143,025,745
Bank premises and equipment, net                                         2,694,564          2,716,042
Other real estate                                                           87,286             35,986
Investment in leasing company                                            3,922,077          2,793,416
Accrued interest receivable and other assets                             7,782,538          7,551,742
                                                                     --------------    -----------------
          TOTAL ASSETS                                               $ 221,496,797      $ 211,794,125
                                                                     ==============    =================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                            $  52,733,388      $  50,686,125
     Interest bearing                                                  139,667,417        137,781,272
                                                                     --------------    -----------------

          Total deposits                                               192,400,805        188,467,397
Short-term borrowings                                                    7,000,000          2,100,000
Long-term borrowings                                                       532,000                  -
Accrued interest payable and other liabilities                           2,375,859          2,588,756
                                                                     --------------    -----------------
          Total liabilities                                            202,308,664        193,156,153
                                                                     --------------    -----------------

Commitments

Shareholders' equity
   Preferred stock - no par value;  2,000,000 shares
      authorized;  none issued                                                   -                  -
   Common stock - no par value;  4,000,000 shares
      authorized;  1,884,750 shares issued and outstanding
      at March 31, 2000 (1,713,694 at December 31, 1999)                15,413,603         13,189,875
Retained earnings                                                        4,685,989          6,301,718
Accumulated other comprehensive loss                                      (911,459)          (853,621)
                                                                     --------------    -----------------
          Total shareholders' equity                                    19,188,133         18,637,972
                                                                     --------------    -----------------
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 221,496,797      $ 211,794,125
                                                                     ==============    =================


                            See accompanying notes.

                                 TEHAMA BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)



                                                                  Three months ended
                                                                       March 31,
                                                             ---------------------------
                                                                  2000           1999
                                                                  ----           ----
Interest income:
   Interest and fees on loans                                $  3,203,503   $  2,585,463
   Interest on Federal funds sold                                  14,549        202,446
   Interest on investment securities:
      Taxable                                                     426,003        466,994
      Exempt from Federal income taxes                            145,696        159,931
                                                             ------------   ------------
         Total interest income                                  3,789,751      3,414,834
                                                             ------------   ------------

Interest expense:
   Interest on deposits                                         1,366,614      1,339,987
   Interest on short-term and long-term borrowings                 32,202          1,641
                                                             ------------   ------------
         Total interest expense                                 1,398,816      1,341,628
                                                             ------------   ------------
           Net interest income                                  2,390,935      2,073,206

Provision for loan losses                                         300,000        425,000
                                                             ------------   ------------

         Net interest income after
            provision for loan losses                           2,090,935      1,648,206
                                                             ------------   ------------

Non-interest income:
   Service charges                                                224,107        178,170
   Merchant processing fees                                       230,000        312,619
   Loan servicing fees                                              5,537         15,562
   Gain on sale of loans                                           11,091         20,394
   Automatic teller machine servicing fees                        169,349          3,411
   Loan packaging fees                                             38,101         79,860
   Undistributed income from investment
        in leasing company                                        103,099         89,861
   Other income                                                   105,204         79,142
                                                             ------------   ------------

         Total non-interest income                                886,488        779,019
                                                             ------------   ------------
Non-interest expense:
   Salaries and employee benefits                               1,075,163      1,030,271
   Occupancy                                                      290,290        237,338
   Other                                                          759,397        610,424
                                                             ------------   ------------
         Total non-interest expense                             2,124,850      1,878,033
                                                             ------------   ------------
         Income before income taxes                               852,573        549,192

Income taxes                                                      240,500        173,000
                                                             ------------   ------------
         Net income                                          $    612,073   $    376,192
                                                             ============   ============
Basic earnings per share                                     $       0.35   $       0.22
                                                             ============   ============
Diluted earnings per share                                   $       0.34   $       0.22
                                                             ============   ============
Weighted average number of
   shares outstanding                                           1,743,770      1,674,032
                                                             ============   ============
Weighted average number of shares
   outstanding including common
   stock equivalents                                            1,777,440      1,719,047
                                                             ============   ============




                               See accompanying notes.

                                             TEHAMA BANCORP

                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Unaudited)




                                                                                      Accumulated
                                                Common Stock                            Other           Total
                                         -------------------------    Retained       Comprehensive   Shareholders'    Comprehensive
                                           Shares       Amount        Earnings       Income (Loss)       Equity           Income
                                          ---------   ----------   --------------  ----------------  ----------------  -------------


Balance at December 31, 1998              1,672,129  $12,824,202     $4,908,485       $(21,430)        $17,711,257

Stock options exercised and
  related tax benefit                        60,249      602,320                                           602,320

Retirement of common stock                  (18,684)    (236,647)                                         (236,647)
Comprehensive income:
  Net Income                                                          2,247,213                          2,247,213     $  2,247,213
  Unrealized loss on available-for-sale
    investment securities                                                             (832,191)           (832,191)        (832,191)
                                                                                                                      -------------
       Total comprehensive income                                                                                      $  1,415,022
                                                                                                                      =============
Cash dividend - $.50 per share                                         (853,980)                          (853,980)
                                          ---------   ----------   --------------  ----------------  ----------------
 Balance at December 31, 1999             1,713,694   13,189,875       6,301,718       (853,621)         18,637,972

Comprehensive income:
  Net Income                                                            612,073                            612,073     $    612,073
  Unrealized loss on available-for-sale
    investment securities                                                              (57,838)            (57,838)         (57,838)
                                                                                                                      -------------
       Total comprehensive income                                                                                      $    554,235
                                                                                                                      =============

10% stock dividend                          171,056    2,223,728      (2,227,802)                            (4,074)

                                          ---------   ----------   --------------  ----------------  ----------------

Balance at March 31, 2000                 1,884,750  $15,413,603    $  4,685,989   $   (911,459)       $ 19,188,133
                                           =========  ==========   ==============  ================  ================




                            See accompanying notes.

                                 TEHAMA BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                             Three months ended
                                                                                                  March 31,
                                                                                     ------------------------------------
                                                                                           2000                    1999
                                                                                           ----                    ----

Cash flows from operating activities:
   Net income                                                                        $    612,073            $    376,192
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
         Provision for loan losses                                                        300,000                 425,000
         Depreciation and amortization                                                    124,409                  99,376
         Decrease net deferred loan origination fees & costs                             (191,052)               (353,637)
         Increase in interest receivable and other assets                                (240,028)               (578,460)
         Decrease in interest payable and other liabilities                              (231,979)                (14,923)
         Undistributed earnings of investment in leasing company                         (103,999)                (89,861)
                                                                                     ----------------        --------------
               Net cash provided by (used in) operating activities                        269,424                (136,313)
                                                                                     ----------------        --------------

Cash flows from investing activities:
   Net decrease (increase) in maturities, purchases and sales of
      investment securities                                                               383,709              (7,607,914)
   Net increase in loans                                                              (10,468,687)               (127,449)
   Purchases of premises and equipment                                                    (79,652)               (101,734)
   Investment in leasing company                                                         (999,750)                       -
                                                                                     ----------------        --------------

               Net cash used in investing activities                                  (11,164,380)             (7,837,097)
                                                                                     ----------------        --------------
Cash flows from financing activities:
   Net increase in demand deposits, interest bearing
      and savings accounts                                                              6,285,223               2,249,260
   Net decrease in time deposits                                                       (2,351,815)             (4,157,976)
   Net increase in short-term borrowings                                                4,900,000                       -
   Borrowings under long-term debt agreement                                              532,000                       -
   Retirement of common stock                                                                   -                (120,998)
   Proceeds from exercise of stock options                                                      -                 359,779
                                                                                     ----------------        --------------

               Net cash provided by (used in) financing activities                      9,365,408              (1,669,935)
                                                                                     ----------------        --------------

               Decrease in cash and cash equivalents                                   (1,529,548)             (9,643,345)

Cash and cash equivalents at beginning of period                                       17,157,451              22,762,664
                                                                                     ----------------        --------------
Cash and cash equivalents at end of period                                           $ 15,627,903            $ 13,119,319
                                                                                     ================        ==============



                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A   Basis of Presentation

         The financial information included herein is unaudited (although the 12/31/99 data is derived from audited financial statements), but has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, changes in shareholder equity, and cash flows for the interim periods presented.

         Certain information and footnotes required by generally accepted accounting principles for annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Note D   Subsequent Event

         On March 16, 2000, the Board of Directors declared a 10% stock dividend payable May 15, 2000 to shareholders of record on April 10, 2000. All earnings per share computations included in this financial statement have been adjusted to retroactively reflect the declared stock dividend.

Note E   Segment Information

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Generally, financial information is reported on the basis that it is used internally for evaluating segment performance and in deciding how to allocate resources to segments.

         The Company has two reportable segments: Retail and Commercial Banking and Merchant Card Processing. The Retail and Commercial Banking segment offers a diverse range of traditional loan and deposit products and services to individuals and businesses. The Merchant Card Processing segment is responsible for the processing of third-party credit card transactions. Results of operations from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include ATM Cash Services and Bancorp, the Bank's holding company. Neither of those segments has ever met any of the quantitative thresholds for determining reportable segments.

The accounting policies of the segments are the same as those described Note A.

The following table includes selected financial information for the three months ended March 31, 2000 and 1999 for each business segment:



                                        Retail and     Merchant
                                        Commercial       Card          All      Consolidated
(In Thousands)                           Banking       Processing     Other       Total
                                       ------------  -------------  ---------  -------------


Three Months Ended March 31, 2000
Interest income                         $  3,790     $      -       $      -     $  3,790
Interest expense                           1,399            -              -        1,399
Provision for loan and lease losses          300            -              -          300
Non-interest income                          376          238            272          886
Depreciation expense                         109            1              3          113
Other non-interest expense                 1,683          129            199        2,011
Income before income taxes                   675          108             70          853
Segment assets                          $210,584     $      5       $ 10,908     $221,497




Three Months Ended March 31, 1999
Interest income                         $  3,415     $      -       $      -     $  3,415
Interest expense                           1,342            -              -        1,342
Provision for loan and lease losses          425            -              -          425
Non-interest income                          370          316             93          779
Depreciation expense                          85            1              2           88
Other non-interest expense                 1,696            8             86        1,790
Income before income taxes                   237          307              5          549
Segment assets                          $194,185     $     15       $  4,232     $198,432



ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

         Tehama Bancorp (the "Company") is the bank holding company for Tehama Bank (the "Bank"), a state chartered, Federal Reserve member-bank. The following is management's discussion and analysis of the financial condition and results of operations of the Company for the three-month period ending March 31, 2000, with comparative data from the three-month period ending March 31, 1999. Some discussion may naturally focus solely on the Bank as that entity comprises the substantial majority of the consolidated company. The focus is on information which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

         The Bank's main office is located at 333 Main Street, Red Bluff, Tehama County, CA 96080, with five other community branch offices located in: Los Molinos (Tehama County), Chico (Butte County), Orland and Willows (Glenn County) and Redding (Shasta County). The Bank's administrative offices are located at 239 South Main Street, Red Bluff, Tehama County, CA 96080. The Bank's principal business consists of attracting deposits from the general public and using the funds to originate commercial, real estate and installment loans to both consumers and businesses. The Bank's primary source of revenue is interest income from its loan and investment portfolios. In addition to the Bank, the Company maintains a 50% ownership interest in Bancorp Financial Services, Inc. ("BFS"), a leasing company located in Sacramento, CA. BFS concentrates on small ticket business equipment and automobile leases over a broader service area encompassing numerous western states. On March 15, 2000, the Company invested an additional $999,750 in BFS. After such investment, the Company still maintained a 50% ownership in BFS.

         In addition to the historical information contained herein, this Form 10-Q quarterly report may contain certain forward-looking statements, within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and regulations issued thereunder. Readers of this quarterly report should understand that these forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Forward-looking statements use phrases such as "expected to" and "on target to". Risks and uncertainties in forward-looking statements include, but are not limited to, the following factors: competitive pressure in the banking industry, changes in the regulatory environment, changes in the interest rate environment and/or volatility in interest sensitive deposits, general economic conditions in the Bank's major service areas, a deterioration in credit quality resulting in an increase to the provision for loan losses, operational risks including data processing or other technological system failures, asset / liability matching risks and liquidity risks, and changes in the securities markets.

EARNINGS SUMMARY

         The Company's net income in the first quarter of 2000 totaled $612,073, which was a 62.7% increase over the first quarter of 1999. Basic earnings per share for the first quarter of 2000 was $0.35 ($0.34 diluted) compared to $0.22 ($0.22 diluted) for the first quarter of 1999. Growth in net income during the first quarter is the result of several business strategies initiated in 1999. Increasing the resources and focus on business banking relationships throughout the Bank's service area resulted in significant growth in commercial and commercial real estate loan bookings. Average commercial and real estate loans increased $12,489,082 from a quarterly average of $91,404,084 in the first quarter of 1999 to $103,893,166 in the first quarter of 2000. Additionally, the Bank's dealer lending business continues to provide steady growth in the consumer loan portfolio, which increased $14,983,380, from a quarterly average of $31,227,840 in the first quarter of 1999 to $46,211,270 in the first quarter of 2000. The Bank's ATM Cash Servicing Department, established in December 1998, also contributed significantly to the growth in other income. Merchant card fee income reflects a decrease of 26.4% in a comparison of first quarter 2000 to first quarter 1999. This business unit's contract with the outside vendor that generates its volume was re-negotiated and includes planned decreases in income, but extends the time period by five years for this business unit's continued contribution to earnings for the Bank.

BALANCE SHEET ANALYSIS

         Total assets of $221,496,797 at March 31, 2000 represent an increase of $9,702,672 or 4.6% from the 1999 year-end figure of $211,794,125. During this same period net loans increased $10,370,398 or 7.3% while total investments and fed funds sold decreased by $2,057,005 or 3.7%. Total deposits of $192,400,805 at March 31, 2000 represent an increase of $3,933,408 or 2.1% from the 1999 year-end figure of $188,467,397. Non-interest bearing deposits were 27.4% of total deposits at March 31, 2000, compared with 36.8% at March 31, 1999.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses increased $225,049 from December 31, 1999 to March 31, 2000. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors. The following table presents information concerning the allowance:



                                                             March 31, 2000      December 31, 1999
                                                             --------------      -----------------


BEGINNING ALLOWANCE (At December 31, 1999 and
  December 31, 1998, respectively)                           $   2,148,074       $   2,080,831
Provision for Loan Losses                                          300,000           1,325,000
Losses Charged to the Allowance                                   (103,534)         (1,438,474)
Recoveries of Amounts Charged Off                                   28,583             180,717
                                                             --------------      -----------------

ENDING ALLOWANCE                                             $   2,373,123       $   2,148,074
                                                             ==============      =================

ENDING LOAN PORTFOLIO (Before provision for loan losses)     $ 155,769,266       $ 145,173,819
                                                             ==============      =================

ENDING ALLOWANCE AS A PERCENTAGE OF LOAN
  PORTFOLIO                                                          1.52%               1.48%
                                                             =============       =================



NET INTEREST INCOME

         The primary source of income for the Company is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits and other borrowings taken by the Bank to fund these assets. Changes in net interest income can be attributed to changes in the yield on interest-earning assets and to changes in the rate paid on interest-bearing liabilities. It can also be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities. Net interest income for the quarter ending March 31, 2000 totaled $2,390,935, a 15.3% increase over the $2,073,206 for the first quarter of 1999.

NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, fee income generated by the processing of merchant credit card transactions, ATM cash servicing fees and earnings on life insurance policies. Non-interest income for the quarter ending March 31, 2000 totaled $886,488, an increase of 13.8% over $779,019 for the first quarter of 1999.

         Deposit account service charges for the quarter ended March 31, 2000 increased 25.8% from the same period in 1999. Processing fees on brokered loans declined $41,759 or 52.3%, due to a decrease in first quarter 2000 origination volume. Merchant card processing revenue was down $82,619 (26.4%), in line with contractual decreases in processing volume and fee income. Income from ATM cash servicing was up $165,938 in the first quarter of 2000, from $3,411 in the first quarter of 1999, reflecting the startup of that unit in early 1999.

         The Company's share of net income from its joint venture in a leasing company, Bancorp Financial Services, increased $13,238, or 14.7%, from the first quarter of 1999.

NON-INTEREST EXPENSE

         Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $2,124,850 for the three months ended March 31, 2000, an increase of 13.1% over the same period in 1999. Personnel expense was up $44,892 (4.4%) for the first quarter of 2000 compared with the first quarter of 1999.

         Occupancy and equipment expense was up $52,952 (22.3%) in the first quarter of 2000, primarily attributable to increases in depreciation expense on bank premises and equipment associated with new branch and loan center facilities.

         Other expenses were up $148,973 (24.4%) in the first quarter of 2000, due to increases in public relations and advertising expenses, increases in supplies, telephone and postage expenses, increases in officers salary continuation expenses and increases in software licensing fees, all associated with the expansion of Bank services and new facilities. The renegotiated merchant card processing contract included a provision whereby the Bank is obligated to reimburse the outside vendor for a portion of the earnings on transaction float previously retained by the Bank, which also contributed to the increase in other expenses.

INCOME TAXES

         Income taxes accrued for the three months ended March 31, 2000 totaled $240,500 or 28.2% of net income before taxes, compared with $173,000 or 31.5% of net income before taxes for the same period in 1999. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the change in the tax rate.

LIQUIDITY AND CAPITAL

         The Bank manages its liquidity to ensure that sufficient funds are available to support asset growth and satisfy cash flow requirements created by fluctuations in deposits. Primary sources of liquidity include cash and amounts due from correspondent banks, federal funds sold, and unpledged available-for-sale investments. The Bank's primary liquidity ratio, the ratio of liquid assets to total assets, was 24.2% at March 31, 2000 compared to 26.3% at December 31, 1999 and 34.1% at March 31, 1999. Another indication of a company's liquidity is its ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of March 31, 2000 was 79.7% compared to a ratio of 75.9% at December 31, 1999 and 66.7% ratio at March 31, 1999.

         Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Company and the Bank to maintain minimum amounts of capital and ratios of capital to assets. Overall capital is monitored by management on a daily basis and reported to the Company's Board of Directors on a monthly basis. The following table reflects the Company's capital ratios as of March 31, 2000 compared to the minimum regulatory requirement and the minimum requirement for "well-capitalized" institutions.



                                                       Company           Minimum       Well Capitalized
                                                       -------           -------       ----------------
         Leverage Ratio                                  8.9%              4.0%               5.0%
         Tier 1 Risk-Based Capital Ratio                11.9%              4.0%               6.0%
         Total Risk Based Capital Ratio                 13.2%              8.0%              10.0%


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

          MAY 5, 2000                 BY:     /s/   Randall A. Shell
-------------------------------          --------------------------------------
Date                                                Randall A. Shell
                                                    Senior Vice President &
                                                       Chief Financial Officer


           MAY 5, 2000                BY:     /s/   William P. Ellison
---------------------------------        ---------------------------------------
Date                                                William P. Ellison
                                                    President & Chief Executive
                                                    Officer