Form 10-Q
period 2000-06-30
TEHAMA BANCORP
filed 2000-08-10
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the quarterly period ended June 30, 2000, OR

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

    Common Stock, No Par Value: 1,886,455 shares outstanding (June 30, 2000)

                                      INDEX

                                 TEHAMA BANCORP


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets: June 30, 2000 and
                    December 31, 1999

                  Condensed Consolidated Statements of Income: Three months
                    ended June 30, 2000 and 1999; and six months ended June 30, 2000 and 1999

                  Condensed Consolidated Statement of Changes in Shareholder
                    Equity: December 31, 1998 through June 30, 2000

                  Condensed Consolidated Statement of Cash Flows:  Six months ended June 30, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements: June 30,
                     2000

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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


                  SIGNATURES


                  EXHIBIT INDEX


Exhibit 27        Financial Data Schedule Worksheet

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 TEHAMA BANCORP
                           CONSOLIDATED BALANCE SHEET

                              ASSETS                                  June 30, 2000            December 31, 1999
                                                                     ---------------           -----------------
                                                                       (Unaudited)

Cash and due from banks                                               $  17,653,083             $  17,157,451
Investment securities (market value of $38,287,500 at
   June 30, 2000 and $38,400,500 at December 31, 1999)                   38,405,236                38,513,743
Loans, less allowance for loan losses of $2,413,293 at
   June 30, 2000 ($2,148,074 at December 31, 1999)                      160,331,794               143,025,745
Bank premises and equipment, net                                          2,642,446                 2,716,042
Other real estate                                                           167,693                    35,986
Investment in leasing company                                             4,116,606                 2,793,416
Investment in Class C Lease-Backed Notes                                  2,222,121                         -
Accrued interest receivable and other assets                              7,853,121                 7,551,742
                                                                      -------------             -------------

          TOTAL ASSETS                                                $ 233,392,100             $ 211,794,125
                                                                      =============             =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                             $  53,616,218             $  50,686,125
     Interest bearing                                                   149,780,369               137,781,272
                                                                      -------------             -------------

          Total deposits                                                203,396,587               188,467,397

Short-term borrowings                                                     5,000,000                 2,100,000
Long-term borrowings                                                      2,749,490                         -
Accrued interest payable and other liabilities                            2,123,186                 2,588,756
                                                                      -------------             -------------

          Total liabilities                                             213,269,263               193,156,153
                                                                      -------------             -------------

Commitments

Shareholders' equity
   Preferred stock - no par value;  2,000,000 shares
      authorized;  none issued                                                    -                         -
   Common stock - no par value;  4,000,000 shares
      authorized;  1,886,455 shares issued and outstanding
      at June 30, 2000 (1,713,694 at December 31, 1999)                  15,432,303                13,189,875
Retained earnings                                                         5,462,206                 6,301,718
Accumulated other comprehensive loss                                       (771,672)                 (853,621)
                                                                      -------------             -------------

          Total shareholders' equity                                     20,122,837                18,637,972
                                                                      -------------             -------------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 233,392,100             $ 211,794,125
                                                                      =============             =============

                     See accompanying notes.

                                 TEHAMA BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three months ended                   Six months ended,
                                                                 June 30,                             June 30,
                                                     ----------------------------------  ----------------------------------

                                                           2000              1999              2000              1999
                                                           ----              ----              ----              ----
Interest income:
   Interest and fees on loans                          $   3,501,565     $   2,653,996     $   6,705,068     $   5,239,459
   Interest on Federal funds sold                                  -            79,197            14,549           281,643
   Interest on investment securities:
      Taxable                                                424,943           506,196           850,946           973,190
      Exempt from Federal income taxes                       143,101           156,487           288,797           316,418
   Other Interest income                                      25,241                 -            25,241                 -
                                                     ----------------  ----------------  ----------------  ----------------

         Total interest income                             4,094,850         3,395,876         7,884,601         6,810,710
                                                     ----------------  ----------------  ----------------  ----------------

Interest expense on deposits                               1,449,750         1,246,665         2,816,364         2,586,652
Interest on short-term and long-term borrowings              196,580             2,415           228,782             4,056
                                                     ----------------  ----------------  ----------------  ----------------

         Total interest expense                            1,646,330         1,249,080         3,045,146         2,590,708
                                                     ----------------  ----------------  ----------------  ----------------

         Net interest income                               2,448,520         2,146,796         4,839,455         4,220,002

Provision for loan losses                                    300,000           300,000           600,000           725,000
                                                     ----------------  ----------------  ----------------  ----------------

         Net interest income after
            provision for loan losses                      2,148,520         1,846,796         4,239,455         3,495,002
                                                     ----------------  ----------------  ----------------  ----------------

Non-interest income:
   Service charges                                           234,416           192,457           458,523           370,627
   Merchant processing fees                                  210,000           269,800           440,000           582,419
   Gain on sale of loans                                      20,157            32,867            31,248            53,261
   Automatic teller machine servicing fees                   227,743            79,748           397,092            83,159
   Loan packaging fees                                        31,986            73,181            70,087           153,041
   Undistributed income from investment                      170,341           107,114           273,440           196,975
   Other income                                              117,780           144,483           228,521           239,187
                                                     ----------------  ----------------  ----------------  ----------------

         Total non-interest income                         1,012,423           899,650         1,898,911         1,678,669

Non-interest expense:
   Salaries and employee benefits                            991,583         1,058,926         2,066,746         2,089,197
   Occupancy                                                 290,878           249,751           581,168           487,089
   Other                                                     784,765           765,011         1,544,162         1,375,435
                                                     ----------------  ----------------  ----------------  ----------------

         Total non-interest expense                        2,067,226         2,073,688         4,192,076         3,951,721
                                                     ----------------  ----------------  ----------------  ----------------

         Income before income taxes                        1,093,717           672,758         1,946,290         1,221,950

Income taxes                                                 317,500           160,500           558,000           333,500
                                                     ----------------  ----------------  ----------------  ----------------

         Net income                                    $     776,217     $     512,258     $   1,388,290     $     888,450
                                                     ================  ================  ================  ================

Basic earnings per share                               $        0.41     $        0.30     $        0.76     $        0.53
                                                     ================  ================  ================  ================

Diluted earnings per share                             $        0.40     $        0.30     $        0.75     $        0.52
                                                     ================  ================  ================  ================

Weighted average number of
   shares outstanding                                      1,886,181         1,702,127         1,814,975         1,688,157
                                                     ================  ================  ================  ================

Weighted average number of shares
   outstanding including common
   stock equivalents                                       1,936,116         1,708,081         1,854,744         1,722,737
                                                     ================  ================  ================  ================

                             See accompanying notes.

                                 TEHAMA BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumulated
                                                  Common Stock                           Other           Total
                                         ------------------------------  Retained      Comprehensive   Shareholders'  Comprehensive
                                            Shares        Amount         Earnings    Income (Loss)       Equity           Income
                                         -------------  -------------  ------------- ---------------  -------------   -------------
Balance at December 31, 1998                1,672,129   $ 12,824,202    $ 4,908,485       $ (21,430)  $ 17,711,257

Stock options exercised and related
  tax benefit                                  60,249        602,320                                       602,320

Retirement of common stock                    (18,684)      (236,647)                                     (236,647)

Comprehensive income:
  Net Income                                                              2,247,213                      2,247,213     $ 2,247,213
  Unrealized loss on available-for-sale
    investment securities                                                                  (832,191)      (832,191)       (832,191)
                                                                                                                      -------------

       Total comprehensive income                                                                                      $ 1,415,022
                                                                                                                      =============

Cash dividend - $.50 per share                                             (853,980)                      (853,980)
                                         -------------  -------------  ------------- ---------------  -------------

 Balance at December 31, 1999               1,713,694     13,189,875      6,301,718        (853,621)    18,637,972

Stock options exercised and related
  tax benefit                                   1,705         18,700                                        18,700

Comprehensive income:
  Net Income                                                              1,388,290                      1,388,290     $ 1,388,290
  Unrealized gain on available-for-sale
    investment securities                                                                    81,949         81,949          81,949
                                                                                                                      -------------

       Total comprehensive income                                                                                      $ 1,470,239
                                                                                                                      =============

10% stock dividend                            171,056      2,223,728     (2,227,802)                        (4,074)

                                         -------------  -------------  ------------- ---------------  -------------

Balance at June 30, 2000                    1,886,455   $ 15,432,303    $ 5,462,206      $ (771,672)  $ 20,122,837
                                         =============  =============  ============= ===============  =============

                             See accompanying notes.

                                 TEHAMA BANCORP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six months ended
                                                                                            June 30,
                                                                             ---------------------------------------

                                                                                   2000                  1999
                                                                                   ----                  ----
Cash flows from operating activities:
   Net income                                                                    $  1,388,290          $    888,450
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Provision for loan losses                                                    600,000               725,000
         Depreciation and amortization                                                250,934               200,234
         Deferred loan origination (costs) fees, net                                 (276,308)              776,322
         Increase in interest receivable and other assets                            (487,394)             (806,480)
         (Decrease) increase in interest payable and other liabilities               (465,570)               83,040
         Undistributed earnings of investment in leasing company                     (273,440)             (196,975)
                                                                             -----------------     -----------------

               Net cash provided by operating activities                              736,512             1,669,591
                                                                             -----------------     -----------------

Cash flows from investing activities:
   Net increase in maturities, purchases and sales of
      investment securities                                                           149,948             4,819,823
   Net increase in loans                                                          (17,602,902)           (4,944,519)
   Purchases of other real estate                                                     (16,609)                    -
   Purchases of premises and equipment                                               (142,751)             (219,388)
   Investment in Class C Lease-Backed Notes                                        (2,375,655)                    -
   Proceeds from investment in Class C Lease-Backed Notes                             153,533                     -
   Investment in leasing company                                                     (999,750)                    -
                                                                             -----------------     -----------------

               Net cash used in investing activities                              (20,834,186)             (344,084)
                                                                             -----------------     -----------------

Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
      and savings accounts                                                          9,270,329             6,164,080
   Net increase (decrease) in time deposits                                         5,658,861            (9,604,886)
   Net increase in short-term borrowings                                            2,900,000                     -
   Borrowings under long-term debt agreement                                        2,907,655                     -
   Payments on long-term borrowings                                                  (158,165)                    -
   Payments of cash dividends                                                               -              (853,979)
   Payments for fractional shares                                                      (4,074)                    -
   Retirement of common stock                                                               -              (236,647)
   Proceeds from exercise of stock options                                             18,700               420,635
                                                                             -----------------     -----------------

               Net cash provided by (used in) financing activities                 20,593,306            (4,110,797)
                                                                             -----------------     -----------------

               Increase (decrease) in cash and cash equivalents                       495,632            (2,785,290)

Cash and cash equivalents at beginning of period                                   17,157,451            22,762,664
                                                                             -----------------     -----------------

Cash and cash equivalents at end of period                                       $ 17,653,083          $ 19,977,374
                                                                             =================     =================

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

         Certain information and footnotes required by generally accepted accounting principles for annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

         The Company has four reportable segments: Retail and Commercial Banking, Merchant Card Processing, ATM Cash Services, and Bancorp. The Retail and Commercial Banking segment offers a diverse range of traditional loan and deposit products and services to individuals and businesses. The Merchant Card Processing segment is responsible for the processing of third-party credit card transactions. The ATM Cash Services segment is responsible for servicing third party ATM machines. The Bancorp segment represents the activity at the Bank's holding company, which primarily consists of the Company's share of net income from its joint venture in a leasing company Bancorp Financial Services.

The accounting policies of the segments are the same as those described Note A.

The following table includes selected financial information for the three months ended June 30, 2000 and 1999 for each business segment:

                                           Retail and        Merchant           ATM
                                           Commercial          Card             Cash                         Consolidated
(In Thousands)                               Banking        Processing        Services         Bancorp           Total
                                          --------------  ---------------  ---------------  --------------  ----------------
Three Months Ended June 30, 2000
Interest income                               $   4,069      $         -       $        -      $      25         $    4,094
Interest expense                                  1,628                -                -              18             1,646
Provision for loan and lease losses                 300                -                -               -               300
Non-interest income                                 381              227              228             176             1,012
Depreciation expense                                112                1                4               -               117
Other non-interest expense                        1,528              146              231              45             1,950
Income before income taxes                          882               80               (7)            138             1,093
Segment assets                                $ 215,795      $         6       $   10,975      $    6,616        $  233,392

Three Months Ended June 30, 1999
Interest income                               $   3,396      $         -       $        -      $        -        $    3,396
Interest expense                                  1,249                -                -               -             1,249
Provision for loan and lease losses                 300                -                -               -               300
Non-interest income                                 441              272               80             107               900
Depreciation expense                                 86                1                3               -                90
Other non-interest expense                        1,759               88               79              58             1,984
Income before income taxes                          443              183               (2)             49               673
Segment assets                                $ 203,008      $        14       $    5,857      $    2,915        $  211,794


The following table includes selected financial information for the six months ended June 30, 2000 and 1999 for each business segment:

                                           Retail and        Merchant           ATM
                                           Commercial          Card             Cash                         Consolidated
(In Thousands)                               Banking        Processing        Services         Bancorp           Total
                                          --------------  ---------------  ---------------  --------------  ----------------
Six Months Ended June 30, 2000
Interest income                               $   7,859      $         -       $        -      $       25        $    7,884
Interest expense                                  3,027                -                -              18             3,045
Provision for loan and lease losses                 600                -                -               -               600
Non-interest income                                 758              465              397             279             1,899
Depreciation expense                                221                1                7               -               229
Other non-interest expense                        3,213              275              404              71             3,963
Income before income taxes                        1,556              189              (14)            215             1,946
Segment assets                                $ 215,795      $         6       $   10,975      $    6,616        $  233,392

Six Months Ended June 30, 1999
Interest income                               $   6,811      $         -       $        -      $        -        $    6,811
Interest expense                                  2,591                -                -               -             2,591
Provision for loan and lease losses                 725                -                -               -               725
Non-interest income                                 811              588               83             197             1,679
Depreciation expense                                171                2                5               -               178
Other non-interest expense                        3,455               96              140              83             3,774
Income before income taxes                          680              490              (62)            114             1,222
Segment assets                                $ 203,008      $        14       $    5,857      $    2,915        $  211,794

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tehama Bancorp (the "Company") is the bank holding company for Tehama Bank (the "Bank"), a state chartered, Federal Reserve member-bank. The following is management's discussion and analysis of the financial condition and results of operations of the Company for the quarter and six-month periods ending June 30, 2000, with comparative data from the same periods ending June 30, 1999. Some discussion may naturally focus solely on the Bank as that entity comprises the substantial majority of the consolidated company. The focus is on information, which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

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

         In addition to the historical information contained herein, this Form 10-Q quarterly report may contain certain forward-looking statements, within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and regulations issued thereunder. Readers of this quarterly report should understand that these forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Forward-looking statements use phrases such as "expected to" and "on target to." Risks and uncertainties in forward-looking statements include, but are not limited to, the following factors: competitive pressure in the banking industry, changes in the regulatory environment, changes in the interest rate environment and/or volatility in interest sensitive deposits, general economic conditions in the Bank's major service areas, a deterioration in credit quality resulting in an increase to the provision for loan losses, operational risks including data processing or other technological system failures, asset / liability matching risks and liquidity risks, and changes in the securities markets.

EARNINGS SUMMARY

         The Company's net income in the second quarter of 2000 totaled $776,217, which was a 51.5% increase over the second quarter of 1999. Basic earnings per share for the second quarter of 2000 was $0.41 ($0.40 diluted) compared to $0.30 ($0.30 diluted) for the second quarter of 1999. Growth in net income during the second quarter is the continuation of several business strategies initiated in 1999. Increasing the resources and focus on business banking relationships throughout the Bank's service area resulted in significant growth in commercial and commercial real estate loan bookings. Average real estate loans increased $16,033,815 from a quarterly average of $57,879,664 in the second quarter of 1999 to $73,913,479 in the second quarter of 2000. Additionally, the Bank's dealer lending business continues to provide steady growth in the consumer loan portfolio, which increased $18,642,204, from a quarterly average of $31,656,519 in the second quarter of 1999 to $50,298,723 in the second quarter of 2000. The Bank's ATM Cash Servicing Department, established in December 1998, also contributed significantly to the growth in other income. Merchant card fee income reflects a decrease of 26.4% in a comparison of second quarter 2000 to second quarter 1999. This business unit's contract with the outside vendor that generates its volume was re-negotiated and includes planned decreases in income, but extends the time period by five years for this business unit's continued contribution to earnings for the Bank.

Net income for the six months ended June 30, 2000 was $1,388,290, an increase of $499,840 (56.3%) over the same period in 1999. Basic earnings per share for the six months ended June 30, 2000 was $0.76 ($0.75 diluted), compared to $0.53 ($0.52 diluted) for the same period in 1999.

BALANCE SHEET ANALYSIS

         Total assets of $233,392,100 at June 30, 2000 represent an increase of $21,597,975 or 10.2% from the 1999 year-end figure of $211,794,125. During this same period net loans increased $17,306,049 or 12.1% while total investments decreased by $108,507 or 0.3%. Total deposits of $203,269,263 at June 30, 2000 represent an increase of $14,929,190 or 7.9% from the 1999 year-end figure of $188,467,397. Non-interest bearing deposits were 26.4% of total deposits at June 30, 2000, compared with 24.0% at June 30, 1999. The Company also invested in Class C Lease-Backed Notes issued by B F S Funding Company, L.L.C., a wholly owned subsidiary of Bancorp Financial Services, Inc. The initial investment of $2,375,654 was funded by long-term borrowings with another bank, which matures in 2003. The balance of the investment and borrowings at June 30, 2000, was $2,222,121 and $2,217,490, respectively.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses increased $265,219 from December 31, 1999 to June 30, 2000. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors.
The following table presents information concerning the allowance:

                                                               June 30, 2000          June 30, 1999    December 31, 1999
                                                               -------------        -----------------  -----------------
Allowance at beginning of period                               $   2,148,074        $       2,080,831      $   2,080,831

Provision for loan losses                                            600,000                  725,000          1,325,000
Losses charged to the allowance                                     (379,875)              (1,257,002)        (1,438,474)
Recoveries of amounts charged off                                     45,094                   69,781            180,717
                                                               -------------        -----------------      -------------
Allowance at end of period                                     $   2,413,293        $       1,618,610      $   2,148,074
                                                               =============        =================      =============

Ending loan portfolio (Before allowance for loan losses)       $ 162,745,087        $     124,071,343      $ 145,173,819
                                                               =============        =================      =============

Ending allowance as a percentage of ending loan portfolio              1.48%                    1.30%              1.48%
                                                               =============        =================      =============

NET INTEREST INCOME

         The primary source of income for the Company is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits and other borrowings taken by the Bank to fund these assets. Changes in net interest income can be attributed to changes in the yield on interest-earning assets and to changes in the rate paid on interest-bearing liabilities. It can also be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities. Net interest income for the quarter ending June 30, 2000 totaled $2,448,520, an increase of $301,724 (14.1%) increase over the $2,146,796 for the second quarter of 1999. Net interest income for the six months ended June 30, 2000 totaled $4,839,455, an increase of $619,453 (14.7%) over the same period in 1999.

NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, fee income generated by the processing of merchant credit card transactions, ATM cash servicing fees and earnings on life insurance policies. Non-interest income for the quarter ending June 30, 2000 totaled $1,012,423, an increase of 12.5% over the $899,650 for the second quarter of 1999. Non-interest income for the six months ended June 30, 2000 totaled $1,898,911, an increase of $220,242 (13.1%) over the $1,678,669 for the same period in 1999.

         Deposit account service charges for the quarter ended June 30, 2000 increased 21.8% (23.7% for the six month period) from the same period in 1999. Processing fees on brokered loans declined $59,323 or 65.0% ($82,954 or 54.2% for the six month period), due to a decrease in origination volume as a result of increased loan rates. Merchant card processing revenue was down $59,800 or 22.2% ($142,419 or 24.5% for the six month period), in line with contractual decreases in processing volume and fee income. Income from ATM cash servicing was up $147,996 or 185.6% in the second quarter of 2000 ($313,933 or 377.5% for the six month period), from $79,747 in the second quarter of 1999 ($83,159 for the six month period), reflecting the startup of that unit in early 1999.

         The Company's share of net income from its joint venture in a leasing company, Bancorp Financial Services, increased $63,227 or 59.0%, from the second quarter of 1999 ($76,465 or 38.8% from the six months ended June 30, 1999).

NON-INTEREST EXPENSE

         Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $2,067,226 for the three months ended June 30, 2000, a decrease of $6,462 (0.3%) over the same period in 1999 and was $4,192,076 for the six months ended June 30, 2000, an increase of $240,355 (6.1%) over the same period in 1999.

         Personnel expense was down $67,343 or 6.4% for the second quarter of 2000 ($22,451 or 1.1% for the six month period) compared with the first quarter of 1999, due primarily to staff reductions through attrition.

         Occupancy expense was up $41,127 or 16.5% in the second quarter of 2000 (94,079 or 19.3% for the six month period), primarily attributable to increases in depreciation expense on bank premises and equipment associated with new branch and loan center facilities.

         Other expenses were up $19,754 or 2.6% in the second quarter of 2000 ($168,727 or 12.3% for the six month period), over the second quarter of 1999, due to increases in public relations and advertising expenses, increases in supplies, telephone and postage expenses, increases in officers salary continuation expenses and increases in software licensing fees, all associated with the expansion of Bank services and new facilities. The renegotiated merchant card processing contract included a provision whereby the Bank is obligated to reimburse the outside vendor for a portion of the earnings on transaction float previously retained by the Bank, which also contributed to the increase in other expenses.


NET INCOME BEFORE TAXES


         Net income before taxes was $1,093,717 for the second quarter of 2000, an increase of $420,959 (62.6%) over the $672,758 for the first quarter of 1999. For the six months ended June 30, 2000, net income before taxes was $1,946,290, an increase of $724,340 (59.3%) over the same period in 1999.


INCOME TAXES

         Income taxes accrued for the three months ended June 30, 2000 totaled $317,500 or 29.0% of net income before taxes, compared with $160,500 or 23.9% of net income before taxes for the same period in 1999. Income taxes accrued for the six months ended June 30, 2000 totaled $558,000 or 28.7% of net income before taxes, compared with $333,500 or 27.3% of net income before taxes for the same period in 1999. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the change in the tax rate.

LIQUIDITY AND CAPITAL

         The Bank manages its liquidity to ensure that sufficient funds are available to support asset growth and satisfy cash flow requirements created by fluctuations in deposits. Primary sources of liquidity include cash and amounts due from correspondent banks, federal funds sold, and unpledged available-for-sale investments. The Bank's primary liquidity ratio, the ratio of liquid assets to total assets, was 21.9% at June 30, 2000 compared to 26.3% at December 31, 1999 and 25.0% at June 30, 1999. Another indication of a company's liquidity is its ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of June 30, 2000 was 80.0% compared to a ratio of 75.9% at December 31, 1999 and 69.2% ratio at June 30, 1999.

         Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Company and the Bank to maintain minimum amounts of capital and ratios of capital to assets. Overall capital is monitored by management on a daily basis and reported to the Company's Board of Directors on a monthly basis. The following table reflects the Company's capital ratios as of June 30, 2000 compared to the minimum regulatory requirement and the minimum requirement for "well-capitalized" institutions.


                                                       Company           Minimum       Well Capitalized
                                                       -------           -------       ----------------
         Leverage Ratio                                  9.2%              4.0%               5.0%

         Tier 1 Risk-Based Capital Ratio                11.7%              4.0%               6.0%

         Total Risk Based Capital Ratio                 12.9%              8.0%              10.0%

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of Tehama Bancorp was held on April 25, 2000. Shareholders voted on candidates for the board of directors. No candidates were proposed in opposition to the slate of candidates submitted by management, and the following incumbent directors were elected by the votes indicated:

--------------------------------------------------------------------------------
                NAME                  VOTES FOR             VOTES WITHHELD
--------------------------------------------------------------------------------
    Henry C. Arnest, III              1,231,841                 75,050
--------------------------------------------------------------------------------
    Louis J. Bosetti                  1,232,224                 74,667
--------------------------------------------------------------------------------
    Harry Dudley                      1,230,688                 76,203
--------------------------------------------------------------------------------
    William P. Ellison                1,232,545                 74,346
--------------------------------------------------------------------------------
    Garry D. Fish                     1,231,916                 74,975
--------------------------------------------------------------------------------
    Max M. Froome                     1,230,552                 76,339
--------------------------------------------------------------------------------
    Orville K. Jacobs                 1,232,545                 74,346
--------------------------------------------------------------------------------
    Gary C. Katz                      1,232,545                 74,346
--------------------------------------------------------------------------------
    John W. Koeberer                  1,230,962                 75,929
--------------------------------------------------------------------------------
    Raymond C. Lieberenz              1,232,538                 74,353
--------------------------------------------------------------------------------
    Leslie L. Melburg                 1,232,545                 74,346
--------------------------------------------------------------------------------
    Gary L. Napier                    1,232,037                 74,854
--------------------------------------------------------------------------------
    John D. Regh                      1,232,303                 74,588
--------------------------------------------------------------------------------
    Terrance A. Rust                  1,232,301                 74,590
--------------------------------------------------------------------------------


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





      August 4, 2000                  BY:    /s/  Randall A. Shell            .
--------------------------                 ------------------------------------

Date                                              Randall A. Shell
                                                  Senior Vice President &
                                                     Chief Financial Officer





      August 4, 2000                  BY:    /s/  William P. Ellison          .
---------------------------                ------------------------------------

Date                                              William P. Ellison
                                                  President & Chief Executive
                                                     Officer

                                  EXHIBIT INDEX

Exhibit No.                Description
------------               -------------
27                         Financial Data Schedule Worsheet