Form 10-Q
period 2000-09-30
TEHAMA BANCORP
filed 2000-11-14
CIK 1035908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2000,

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


Common Stock, No Par Value:  1,896,140 shares outstanding (September 30, 2000)

                                     INDEX

                                 TEHAMA BANCORP

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets: September 30, 2000 and
               December 31, 1999

             Condensed Consolidated Statements of Income: Three months ended
               September 30, 2000 and 1999; and nine months ended
               September 30, 2000 and 1999

             Condensed Consolidated Statement of Changes in Shareholder Equity:
               December 31, 1998 through September 30, 2000

             Condensed Consolidated Statement of Cash Flows: Nine months ended
               September 30, 2000 and 1999

             Notes to Condensed Consolidated Financial Statements:
               September 30, 2000

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

Item 6.      Exhibits and Reports on Form 8-K

             SIGNATURES

             EXHIBIT INDEX

Exhibit 27   Financial Data Schedule Worksheet

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 TEHAMA BANCORP

                           CONSOLIDATED BALANCE SHEET



                           ASSETS                                    September 30, 2000          December 31, 1999
                                                                     ------------------          -----------------
                                                                         (Unaudited)

Cash and due from banks                                              $       21,174,869          $      17,157,451
Investment securities (market value of $38,026,000 at
   September 30, 2000 and $38,400,500 at December 31, 1999)                  38,010,254                 38,513,743
Loans, less allowance for loan losses of $2,382,671 at
   September 30, 2000 ($2,148,074 at December 31, 1999)                     166,933,158                143,025,745
Bank premises and equipment, net                                              2,574,783                  2,716,042
Other real estate                                                               167,693                     35,986
Investment in leasing company                                                 4,136,402                  2,793,416
Investment in Class C Lease-Backed Notes                                      2,042,693                          -
Accrued interest receivable and other assets                                  8,030,334                  7,551,742
                                                                     ------------------          -----------------
          TOTAL ASSETS                                               $      243,070,186          $     211,794,125
                                                                     ==================          =================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                              $       51,321,987                 50,686,125
   Interest bearing                                                         158,469,115                137,781,272
                                                                     ------------------          -----------------
          Total deposits                                                    209,791,102                188,467,397

Short-term borrowings                                                         7,000,000                  2,100,000
Long-term borrowings                                                          2,539,904                          -
Accrued interest payable and other liabilities                                2,404,160                  2,588,756
                                                                     ------------------          -----------------
          Total liabilities                                                 221,735,166                193,156,153
                                                                     ------------------          -----------------

Commitments

Shareholders' equity
   Preferred stock - no par value;  2,000,000 shares
      authorized;  none issued                                                        -                          -
   Common stock - no par value;  4,000,000 shares
      authorized;  1,896,140 shares issued and outstanding
      at September 30, 2000 (1,884,750 at December 31, 1999)                 15,543,434                 15,413,603
Retained earnings                                                             6,366,737                  4,077,990
Accumulated other comprehensive loss                                           (575,151)                  (853,621)
                                                                     ------------------          -----------------

          Total shareholders' equity                                         21,335,020                 18,637,972
                                                                     ------------------          -----------------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $      243,070,186          $     211,794,125
                                                                     ==================          =================

                            See accompanying notes.

                                 TEHAMA BANCORP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                   Three months ended                  Nine months ended,
                                                      September 30,                      September 30,
                                               ---------------------------         ---------------------------
                                                  2000             1999               2000             1999
                                               ----------       ----------         -----------      ----------
Interest income:
   Interest and fees on loans                  $3,729,935       $2,840,121         $10,435,003      $8,079,580
   Interest on Federal funds sold                     343           50,975              14,892         332,618
   Interest on investment securities:
      Taxable                                     416,838          438,560           1,267,784       1,411,750
      Exempt from Federal income taxes            141,484          148,485             430,281         464,903
   Other Interest income                           57,915                -              83,156               -
                                               ----------       ----------         -----------      ----------
         Total interest income                  4,346,515        3,478,141          12,231,116      10,288,851
                                               ----------       ----------         -----------      ----------
Interest expense on deposits                    1,782,500        1,208,068           4,598,864       3,794,720
Interest on short-term and long-term
   borrowings                                     152,724            1,256             381,506           5,312
                                               ----------       ----------         -----------      ----------
         Total interest expense                 1,935,224        1,209,324           4,980,370       3,800,032
                                               ----------       ----------         -----------      ----------
         Net interest income                    2,411,291        2,268,817           7,250,746       6,488,819

Provision for loan losses                         100,000          300,000             700,000       1,025,000
                                               ----------       ----------         -----------      ----------
         Net interest income after
            provision for loan losses           2,311,291        1,968,817           6,550,746       5,463,819
                                               ----------       ----------         -----------      ----------
Non-interest income:
   Service charges                                236,195          202,778             694,718         573,405
   Merchant processing fees                       200,000          250,000             640,000         832,419
   Gain on sale of loans                          124,509          115,000             155,757         168,261
   Automatic teller machine servicing fees        349,992          167,260             747,084         250,419
   Loan packaging fees                              9,559           63,775              79,646         216,816
   Undistributed income from investment            49,580           90,824             323,020         287,799
   Other income                                   152,422          141,464             380,943         380,651
                                               ----------       ----------         -----------      ----------
         Total non-interest income              1,122,257        1,031,101           3,021,168       2,709,770
                                               ----------       ----------         -----------      ----------
Non-interest expense:
   Salaries and employee benefits               1,031,554        1,054,139           3,098,300       3,143,336
   Occupancy                                      316,372          273,169             897,540         760,258
   Other                                          712,691          844,069           2,256,853       2,219,504
                                               ----------       ----------         -----------      ----------

         Total non-interest expense             2,060,617        2,171,377           6,252,693       6,123,098
                                               ----------       ----------         -----------      ----------

         Income before income taxes             1,372,931          828,541           3,319,221       2,050,491

Income taxes                                      468,400          233,400           1,026,400         566,900
                                               ----------       ----------         -----------      ----------

         Net income                            $  904,531       $  595,141           2,292,821       1,483,591
                                               ==========       ==========         ===========      ==========
Basic earnings per share                       $     0.48       $     0.32         $      1.21      $     0.79
                                               ==========       ==========         ===========      ==========
Diluted earnings per share                     $     0.46       $     0.32         $      1.18      $     0.79
                                               ==========       ==========         ===========      ==========
Weighted average number of
   shares outstanding                           1,891,420        1,883,544           1,887,465       1,867,549
                                               ==========       ==========         ===========      ==========
Weighted average number of shares
   outstanding including common
   stock equivalents                            1,978,683        1,883,544           1,944,553       1,867,549
                                               ==========       ==========         ===========      ==========

                            See accompanying notes.

                                 TEHAMA BANCORP

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                       Accumulated
                                             Common Stock                                 Other           Total
                                       -------------------------       Retained      Comprehensive    Shareholders'   Comprehensive
                                         Shares        Amount          Earnings      Income (Loss)      Equity           Income
                                       ----------    -----------      ----------     -------------    -------------   -------------
Balance at December 31, 1998            1,672,129    $12,824,202      $4,908,485     $     (21,430)   $  17,711,257

Stock options exercised and related
  tax benefit                              60,249        602,320                                            602,320

Retirement of common stock                (18,684)      (236,647)                                          (236,647)

Comprehensive income:
  Net Income                                                           2,247,213                          2,247,213   $   2,247,213
  Unrealized loss on available-for-sale
    investment securities                                                                 (832,191)        (832,191)       (832,191)
                                                                                                                      -------------

       Total comprehensive income                                                                                     $   1,415,022
                                                                                                                      =============

Cash dividend - $.50 per share                                          (853,980)                          (853,980)

10% stock dividend                        171,056      2,223,728      (2,223,728)                                 -
                                       ----------    -----------      ----------     -------------    -------------

Balance at December 31, 1999            1,884,750     15,413,603       4,077,990          (853,621)      18,637,972

Stock options exercised and related
  tax benefit                              11,390        129,831                                            129,831

Comprehensive income:
  Net Income                                                           2,292,821                          2,292,821       2,292,821
  Unrealized gain on
     available-for-sale
     investment securities                                                                 278,470          278,470         278,470
                                                                                                                      -------------

       Total comprehensive income                                                                                      $  2,571,291
                                                                                                                       ============


Cash issued for fractional shares
     related to stock dividend                                            (4,074)                            (4,074)
                                       ----------    -----------      ----------     -------------    -------------

Balance at September 30, 2000           1,896,140    $15,543,434      $6,366,737     $    (575,151)   $  21,335,020
                                       ==========    ===========      ==========     =============    =============

                            See accompanying notes.

                                 TEHAMA BANCORP

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                          -----------------------------------
                                                                               2000                 1999
                                                                          -------------         -------------
Cash flows from operating activities:
   Net income                                                             $   2,292,821         $   1,483,591
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Provision for loan losses                                              700,000             1,025,000
         Depreciation and amortization                                          378,219               305,303
         Deferred loan origination (costs) fees, net                           (274,291)              309,744
         Increase in interest receivable and other assets                      (969,528)           (1,275,920)
         (Decrease) increase in interest payable and other liabilities         (184,596)              752,302
         Undistributed earnings of investment in leasing company               (323,020)             (287,799)
                                                                          -------------         -------------

               Net cash provided by operating activities                      1,619,605             2,312,221
                                                                          -------------         -------------

Cash flows from investing activities:
   Net increase in maturities, purchases and sales of
      investment securities                                                     956,681             5,533,613
   Net increase in loans                                                    (24,198,118)          (17,940,224)
   Purchases of other real estate                                               (16,609)                    -
   Purchases of premises and equipment                                         (191,064)             (490,690)
   Investment in Class C Lease-Backed Notes                                  (2,375,655)                    -
   Proceeds from investment in Class C Lease-Backed Notes                       332,962                     -
   Investment in leasing company                                               (999,750)                    -
                                                                          -------------         -------------

               Net cash used in investing activities                        (26,491,553)          (12,897,301)
                                                                          -------------         -------------

Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
      and savings accounts                                                   15,442,466            12,512,159
   Net increase (decrease) in time deposits                                   5,881,239           (10,077,339)
   Net increase in short-term borrowings                                      4,900,000                     -
   Borrowings under long-term debt agreement                                  2,907,655                     -
   Payments on long-term borrowings                                            (367,751)                    -
   Payments of cash dividends                                                         -              (853,979)
   Payments for fractional shares                                                (4,074)                    -
   Retirement of common stock                                                         -              (236,647)
   Proceeds from exercise of stock options                                      129,831               492,445
                                                                          -------------         -------------

               Net cash provided by financing activities                     28,889,366             1,836,639
                                                                          -------------         -------------

               Increase (decrease) in cash and cash equivalents               4,017,418            (8,748,441)

Cash and cash equivalents at beginning of period                             17,157,451            22,762,664
                                                                          -------------         -------------

Cash and cash equivalents at end of period                                $  21,174,869         $  14,014,223
                                                                          =============         =============

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

         Certain information and footnotes required by generally accepted accounting principles for annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         Tehama Bancorp was incorporated on January 15, 1997 and consumated a merger with Tehama Bank on June 30, 1997. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Tehama Bank, and a 50% interest in Bancorp Financial Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Note B            Agreement and Plan of Reorganization and Merger

         On September 20, 2000, Tehama Bancorp and Humboldt Bancorp announced the signing of a definitive Agreement and Plan of Reorganization and Merger (the "Agreement") under which Humboldt Bancorp will acquire all of the outstanding shares of common stock of Tehama Bancorp pursuant to a tax-free exchange of shares. The Agreement, which has been approved unanimously by the Boards of Directors of both companies, is subject to conditions customary to transactions of this type, including approval by the shareholders of both Humboldt Bancorp and Tehama Bancorp, approval by bank regulatory authorities, and satisfaction of certain other terms and conditions. The merger will be accounted for under the pooling-of-interests method of accounting.

         Under the terms of the Agreement, Tehama shareholders will receive
1.775 shares of Humboldt common stock for each Tehama Bancorp share. The value to Tehama shareholders will vary if the price of Humboldt Bancorp shares goes down within an established range before closing; however, in no event will Tehama shareholders receive less than $17.47 per share. There will be no change to the exchange formula if the price of Humboldt Bancorp shares goes up; shareholders of both companies will share in any appreciation of the price of Humboldt Bancorp stock at closing. Shareholders of Tehama are expected to acquire approximately 37% of the shares of the combined companies, and the board of directors following the merger will consist of seven members from the current Humboldt Bancorp board and four members from the current Tehama Bancorp board.

         At December 31, 1999, and June 30, 2000, Humboldt reported total assets of approximately $423.6 and $575.3 million, shareholders' equity of approximately $34.1 and $44.3 million and net income of approximately $4.6 and $2.8 million, respectively. At December 31, 1999, and June 30, 2000, Tehama had approximately $211.8 and $233.4 million in assets, shareholders' equity of approximately $18.6 and $20.1 million and net income of approximately $2.2 and $1.4 million, respectively.

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

Note D            New Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was subsequently amended in June 1999 by FASB Statement
No. 137 and in June 2000 by FASB Statement No. 138. FASB Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. FASB Statement No. 137 deferred the required adoption date to fiscal quarters of all fiscal years beginning after June 15, 2000. FASB Statement No. 138 addresses certain issues causing difficulties in implementing FASB Statement No. 133. The implementation of these pronouncements is not expected to have a material effect on the Company's financial statements.

          In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement replaces FASB Statement No. 125 and revises certain of the standards for accounting for securitizations and other transfers of financial assets and collateral and their related disclosures. However, most of the provisions of FASB Statement No. 125 were carried over without reconsideration. The statement will be applied prospectively and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In management's opinion, adoption of this statement will not be material to the Company's financial position or results of operations.

Note E            Dividends

          On March 16, 2000, the Board of Directors declared a 10% stock dividend payable May 15, 2000 to shareholders of record on April 10, 2000. The dividend resulted in a charge to retained earnings in the amount of $2,223,728, which was based on the estimated fair value of the Company's common stock. In connection with the 10% stock dividend, the Company increased the number of stock options under its stock option plans by 10% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 10% stock dividend and its retroactive effect.

Note F            Segment Information

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by senior management. Generally, financial information is reported on the basis that it is used internally for evaluating segment performance and in deciding how to allocate resources to segments.

         The Company has four reportable segments: Retail and Commercial Banking, Merchant Card Processing, ATM Cash Services, and Bancorp. The Retail and Commercial Banking segment offers a diverse range of traditional loan and deposit products and services to individuals and businesses. The Merchant Card Processing segment is responsible for the processing of third-party credit card transactions. The ATM Cash Services segment is responsible for servicing third party ATM machines. The Bancorp segment represents the activity at the Bank's holding company, which primarily consists of the Company's share of net income from its joint venture in a leasing company Bancorp Financial Services, Inc.

The accounting policies of the segments are the same as those described Note A.

The following table includes selected financial information for the three months ended September 30, 2000 and 1999 for each business segment:

                                           Retail and     Merchant      ATM
                                           Commercial       Card        Cash               Consolidated
(In Thousands)                               Banking     Processing   Services   Bancorp       Total
                                           -----------   ----------   --------   -------   ------------
Three Months Ended September 30, 2000
Interest income                            $     4,289   $        -   $      -   $    58   $      4,347
Interest expense                                 1,886            -          -        49          1,935
Provision for loan and lease losses                100            -          -         -            100
Non-interest income                                498          224        350        50          1,122
Depreciation expense                               110            1          4         -            115
Other non-interest expense                       1,484          151        285        26          1,946
Income before income taxes                       1,207           72         61        33          1,373
Segment assets                              $  223,605   $        6   $ 12,970   $ 6,489   $    243,070

Three Months Ended September 30, 1999
Interest income                             $    3,478   $        -   $      -   $     -   $      3,478
Interest expense                                 1,209            -          -         -          1,209
Provision for loan and lease losses                300            -          -         -            300
Non-interest income                                519          253        168        91          1,031
Depreciation expense                                89            1          3         -             93
Other non-interest expense                       1,875           79         63        61          2,078
Income before income taxes                         524          173        102        30            829
Segment assets                              $  202,035    $      13   $  6,768   $ 2,978   $    211,794


The following table includes selected financial information for the nine months ended September 30, 2000 and 1999 for each business segment:

                                           Retail and     Merchant      ATM
                                           Commercial       Card        Cash               Consolidated
(In Thousands)                               Banking     Processing   Services   Bancorp       Total
                                           -----------   ----------   --------   -------   ------------
Nine Months Ended September 30, 2000

Interest income                            $    12,148   $        -   $      -   $    83   $     12,231
Interest expense                                 4,913            -          -        67          4,980
Provision for loan and lease losses                700            -          -         -            700
Non-interest income                              1,256          689        747       329          3,021
Depreciation expense                               331            2         11         -            344
Other non-interest expense                       4,697          426        689        97          5,909
Income before income taxes                       2,763          261         47       248          3,319
Segment assets                              $  223,605   $        6   $ 12,970   $  6,489   $   243,070

Nine Months Ended September 30, 1999
Interest income                             $   10,289   $        -   $      -   $      -   $    10,289
Interest expense                                 3,800            -          -          -         3,800
Provision for loan and lease losses              1,025            -          -          -         1,025
Non-interest income                              1,330          841        251        288         2,710
Depreciation expense                               260            3          8          -           271
Other non-interest expense                       5,331          175        203        144         5,853
Income before income taxes                       1,203          663         40        144         2,050
Segment assets                              $  202,035    $      13   $  6,768   $  2,978   $   211,794

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tehama Bancorp (the "Company") is the bank holding company for Tehama Bank (the "Bank"), a state chartered, Federal Reserve member-bank. The following is management's discussion and analysis of the financial condition and results of operations of the Company for the quarter and nine-month periods ending September 30, 2000, with comparative data from the same periods ending September 30, 1999. Some discussion may naturally focus solely on the Bank as that entity comprises the substantial majority of the consolidated company. The focus is on information, which is not otherwise apparent from the financial statements in this quarterly report. Reference should be made to those statements for a more thorough understanding of the analysis presented.

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

         On September 20, 2000, Tehama Bancorp and Humboldt Bancorp announced the signing of a definitive Agreement and Plan of Reorganization and Merger (the "Agreement") under which Humboldt Bancorp will acquire all of the outstanding shares of common stock of Tehama Bancorp pursuant to a tax-free exchange of shares. The Agreement, which has been approved unanimously by the Boards of Directors of both companies, is subject to conditions customary to transactions of this type, including approval by the shareholders of both Humboldt Bancorp and Tehama Bancorp, approval by bank regulatory authorities, and satisfaction of certain other terms and conditions. The merger will be accounted for under the pooling-of-interests method of accounting.

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

EARNINGS SUMMARY

         The Company's net income in the third quarter of 2000 totaled $904,531, which was a 52.0% increase over the third quarter of 1999. Basic earnings per share for the third quarter of 2000 was $0.48 ($0.46 diluted) compared to $0.32 ($0.32 diluted) for the third quarter of 1999. Growth in net income during the third quarter is the continuation of several business strategies initiated in 1999. Increasing the resources and focus on business banking relationships throughout the Bank's service area resulted in significant growth in commercial and commercial real estate loan bookings. Average real estate loans increased $16,518,246 from a quarterly average of $58,381,044 in the third quarter of 1999 to $74,899,290 in the third quarter of 2000. Additionally, the Bank's dealer lending business continues to provide steady growth in the consumer loan portfolio, which increased $18,658,928, from a quarterly average of $27,904,717 in the third quarter of 1999 to $46,563,645 in the third quarter of 2000. The Bank's ATM Cash Servicing Department, established in December 1998, also contributed significantly to the growth in other income.

          In 1991, Tehama Bank contracted with Cardservice International, Inc.
(CSI) for the solicitation on behalf of the Bank of merchants who accept credit cards as payment for goods and services. As a result, the Bank has obtained electronic credit card draft processing relationships with approximately 27.000 merchants on a nationwide basis. The Bank also entered into an agreement with First Data Resources, Inc. for the processing of merchant credit card transactions. Because of increased competition for this business among community banks, the Bank and CSI renegotiated their contract in March of 1999 for an additional five years. Among other things, the contract provided for a declining level of fee income over the life of the contract, a provision whereby the Bank reimburses CSI for 50% of the earnings on all funds held by the Bank for CSI, and the elimination of reimbursement by CSI of personnel costs incurred by the Bank in providing merchant card services to CSI. Merchant card fee income reflects a decrease of 11.5% in a comparison of third quarter 2000 to third quarter 1999. Fee income to the Bank from CSI totaled $689,180 for the nine months ended September 30, 2000, compared to $841,052 for the nine months ended September 30, 1999. Fee income under the revised contract is expected to decline to approximately $900,000 in 2000, $700,000 in 2001, and $600,000 in
2002 and 2003.

         Net income for the nine months ended September 30, 2000 was $2,292,821, an increase of $809,230 (54.6%) over the same period in 1999. Basic earnings per share for the nine months ended September 30, 2000 was $1.21 ($1.18 diluted), compared to $0.79 ($0.79 diluted) for the same period in 1999.

BALANCE SHEET ANALYSIS

         Total assets of $243,070,186 at September 30, 2000 represent an increase of $31,276,061 or 14.8% from the 1999 year-end figure of $211,794,125. During this same period net loans increased $23,907,413 or 16.7% while total investments decreased by $503,489 or 1.3%. Total deposits of $209,791,102 at September 30, 2000 represent an increase of $21,323,705 or 11.3% from the 1999 year-end figure of $188,467,397. Non-interest bearing deposits were 24.5% of total deposits at September 30, 2000, compared with 26.9% at December 31, 1999. Savings deposits of $39,719,030 at September 30, 2000 represents an increase of $24,144,180 or 155.0% from the 1999 year end figure of $15,574,850. This increase is due to the introduction of a promotional savings product, a high yield account with a $20,000 minimum balance requirement.

         The Company also invested in Class C Lease-Backed Notes issued by B F S Funding Company, L.L.C., a wholly owned subsidiary of Bancorp Financial Services, Inc. The initial investment of $2,375,654 was funded by long-term borrowings with another bank, which matures in 2003. The balance of the investment and borrowings at September 30, 2000, was $2,042,693 and $2,007,904, respectively.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses increased $234,597 from December 31, 1999 to September 30, 2000. The provision for loan losses for the nine months ended September 30, 2000 was $700,000 compared to $1,025,000 for the nine months ended September 30, 1999. The decrease in the provision is due to the improvement in the quality of the loan portfolio and reduction in loan charge-offs. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors. The following table presents information concerning the allowance:

                                                              SEPTEMBER 30, 2000     SEPTEMBER 30, 1999     DECEMBER 31, 1999
                                                              ------------------     ------------------     -----------------
Allowance at beginning of period                              $        2,148,074     $        2,080,831     $       2,080,831

Provision for loan losses                                                700,000              1,325,000             1,025,000
Losses charged to the allowance                                         (542,408)            (1,438,474)           (1,336,649)
Recoveries of amounts charged off                                         77,005                109,904               180,717
                                                              ------------------     ------------------     -----------------

Allowance at end of period                                    $        2,382,671     $        1,879,086     $       2,148,074
                                                              ==================     ==================     =================

Ending loan portfolio (Before allowance for loan losses)      $      169,315,829     $      137,494,102     $     145,173,819
                                                              ==================     ==================     =================

Ending allowance as a percentage of ending loan portfolio                   1.41%                  1.37%                 1.48%
                                                              ==================     ==================     =================

NET INTEREST INCOME

         The primary source of income for the Company is net interest income, the difference between interest earned on assets (loans and investments) and interest paid on deposits and other borrowings taken by the Bank to fund these assets. Changes in net interest income can be attributed to changes in the yield on interest-earning assets and to changes in the rate paid on interest-bearing liabilities. It can also be attributed to changes in the volume of interest-earning assets and interest-bearing liabilities. Net interest income for the quarter ending September 30, 2000 totaled $2,411,291, an increase of $142,474 (6.3%) increase over the $2,268,817 for the third quarter of 1999. Net interest income for the nine months ended September 30, 2000 totaled $7,250,746, an increase of $761,927 (11.7%) over the same period in 1999.

NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on deposit accounts, other fees and charges collected by the Bank for both deposit accounts and loans, fee income generated by the processing of merchant credit card transactions, ATM cash servicing fees and earnings on life insurance policies. Non-interest income for the quarter ending September 30, 2000 totaled $1,122,257, an increase of 8.8% over the $1,031,101 for the third quarter of 1999. Non-interest income for the nine months ended September 30, 2000 totaled $3,021,168, an increase of $311,398 (11.5%) over the $2,709,770 for the same period in 1999.

         Deposit account service charges for the quarter ended September 30, 2000 increased 16.5% (21.2% for the nine month period) from the same period in 1999. Processing fees on brokered loans declined $54,216 or 85.0% ($137,170 or 63.3% for the nine month period), due to a decrease in origination volume as a result of increased loan rates. Merchant card processing revenue was down $50,000 or 20.0% ($192,419 or 23.1% for the nine month period), in line with contractual decreases in processing volume and fee income. Income from ATM cash servicing was up $182,732 or 109.3% in the third quarter of 2000 ($496,665 or 198.3% for the nine month period), from $167,260 in the third quarter of 1999 ($250,419 for the nine month period), reflecting the startup of that unit in early 1999.

         The Company's share of net income from its joint venture in a leasing company, Bancorp Financial Services, decreased $41,244 or 45.4%, from the third quarter of 1999, and increased $35,221 or 12.2% from the nine months ended September 30, 1999.

NON-INTEREST EXPENSE

         Non-interest expense consists of salaries and related benefits, occupancy and equipment expense and other expenses. Non-interest expense totaled $2,060,617 for the three months ended September 30, 2000, a decrease of $110,760 (5.1%) over the same period in 1999 and was $6,252,693 for the nine months ended September 30, 2000, an increase of $129,595 (2.1%) over the same period in 1999.

         Personnel expense was down $22,585 or 2.1% for the third quarter of 2000 ($45,036 or 1.4% for the nine month period) compared with the third quarter of 1999, due primarily to staff reductions through attrition.

         Occupancy expense was up $43,203 or 15.8% in the third quarter of 2000 ($137,282 or 18.1% for the nine month period), primarily attributable to increases in depreciation expense on bank premises and equipment associated with new branch and loan center facilities.

         Other expenses were down $131,378 or 15.6% in the third quarter of 2000 compared with the third quarter of 1999, due primarily to reduction in legal and professional fees specifically related to renegotiation of a credit relationship. Other expenses were up $37,349 or 1.7% for the nine month period over the same period in 1999, due to increases in public relations and advertising expenses, increases in supplies, telephone and postage expenses, increases in officers salary continuation expenses and increases in software licensing fees, all associated with the expansion of Bank services and new facilities. The renegotiated merchant card processing contract included a provision whereby the Bank is obligated to reimburse the outside vendor for a portion of the earnings on transaction float previously retained by the Bank, which also contributed to the increase in other expenses.

NET INCOME BEFORE TAXES

         Net income before taxes was $1,372,931 for the third quarter of 2000, an increase of $544,390 (65.7%) over the $828,541 for the third quarter of 1999. For the nine months ended September 30, 2000, net income before taxes was $3,319,221, an increase of $1,268,730 (61.9%) over the same period in 1999.

INCOME TAXES

         Income taxes accrued for the three months ended September 30, 2000 totaled $468,400 or 34.1% of net income before taxes, compared with $233,400 or 28.2% of net income before taxes for the same period in 1999. Income taxes accrued for the nine months ended September 30, 2000 totaled $1,026,400 or 30.9% of net income before taxes, compared with $566,900 or 27.6% of net income before taxes for the same period in 1999. Variations in volumes of tax-exempt securities, loans and leases, and their respective income, are primarily responsible for the change in the tax rate.

LIQUIDITY AND CAPITAL

         The Bank manages its liquidity to ensure that sufficient funds are available to support asset growth and satisfy cash flow requirements created by fluctuations in deposits. Primary sources of liquidity include cash and amounts due from correspondent banks, federal funds sold, and available-for-sale investments. The Bank's primary liquidity ratio, the ratio of liquid assets to total assets, was 16.4% at September 30, 2000 compared to 20.6% at December 31, 1999 and 21.2% at September 30, 1999. Another indication of a company's liquidity is its ratio of net loans to total deposits. The lower the ratio the more liquid the Company's current position. However, since loans are generally the highest yielding earning asset, the Bank attempts to maximize earnings through the generation of additional loans, while maintaining sufficient liquidity to meet its obligations. The loan-to-deposit ratio as of September 30, 2000 was 80.7% compared to a ratio of 75.9% at December 31, 1999 and 75.1% ratio at September 30, 1999.

         Tehama Bancorp's sources of liquidity consist of overnight funds sold to correspondent banks, unpledged marketable investments, a Federal funds line of credit with a correspondent bank, a line of credit with the Federal Home Loan Bank of San Francisco backed by a pledge of marketable investments, and loans held for sale. Additional liquidity can be obtained through new borrowings from the Federal Home Loan Bank of San Francisco secured by a pledge of eligible real estate loans or sales of eligible real estate loans or the guaranteed portion of government guaranteed loans in the secondary market, promotional activities to attract new deposit accounts within the Bank's market areas, increasing the rate paid on interest-bearing deposit accounts, and raising deposits, primarily time certificates of deposit, outside the Bank's market area through the use of brokered certificates of deposit or the use of national certificate of deposit quotation services. The Bank has not obtained brokered certificates of deposit in the past and does not currently have any brokered certificates of deposit on its books.

         Capital adequacy is generally quantified by measures established by regulatory agencies and requires the Company and the Bank to maintain minimum amounts of capital and ratios of capital to assets. Overall capital is monitored by management on a daily basis and reported to the Company's Board of Directors on a monthly basis. The following table reflects the Company's capital ratios as of September 30, 2000 compared to the minimum regulatory requirement and the minimum requirement for "well-capitalized" institutions.

                                                                        WELL
                                    COMPANY     BANK     MINIMUM     CAPITALIZED
                                    -------     ----     -------     -----------
Leverage Ratio                          9.4%     7.6%        4.0%            5.0%
Tier 1 Risk-Based Capital Ratio        11.9%     9.7%        4.0%            6.0%
Total Risk Based Capital Ratio         13.1%    10.9%        8.0%           10.0%

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Nome

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibits listed in the Exhibit Index to this report are furnished herewith and incorporated by reference.

          (b) Form 8-K, pertaining to a Definitive Agreement and Plan of Reorganization and Merger was filed on September 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company duly caused this report to be signed by the undersigned thereunto duly authorized.


      November 8, 2000              BY:     /s/   RANDALL A. SHELL
--------------------------------         ------------------------------------
Date                                              Randall A. Shell
                                                  Senior Vice President &
                                                     Chief Financial Officer

      November 8, 2000              BY:     /s/   WILLIAM P. ELLISON
--------------------------------         ------------------------------------
Date                                              William P. Ellison
                                                  President & Chief Executive
                                                     Officer

                                 EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
    27           Financial Data Schedule Worksheet
