Form 10-Q/A
period 2000-09-30
TEHAMA BANCORP
filed 2001-01-10
CIK 1035908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                    Amendment No. 1 (filed on January  10, 2001

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000, OR

| |  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from    to     .


                        Commission File Number: 000-22797

                                 TEHAMA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                    91-1775524
      -------------------------------                    -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)



 239 South Main Street, Red Bluff, California                    96080
 ---------------------------------------------                ----------
   (Address of principal executive offices)                   (Zip Code)

      (Registrant's telephone number, including area code): (530) 528-3000

             ------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, No Par Value: 1,898,510 shares outstanding (December 31, 2000)

Tehama Bancorp hereby amends Item 2. of Part I. of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 as follows:

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

     In 1991, Tehama Bank contracted with Cardservice International, Inc. (CSI) for the solicitation on behalf of the Bank of merchants who accept credit cards as payment for goods and services. As a result, the Bank has obtained electronic credit card draft processing relationships with approximately 27,000 merchants on a nationwide basis. The Bank also entered into an agreement with First Data Resources, Inc. for the processing of merchant credit card transactions. Because of increased competition for this business among community banks, the Bank and CSI renegotiated their contract in March of 1999 for an additional five years. Among other things, the contract provided for a declining level of fee income over the life of the contract, a provision whereby the Bank reimburses CSI for 50% of the earnings on all funds held by the Bank for CSI, and the elimination of reimbursement by CSI of personnel costs incurred by the Bank in providing merchant card services to CSI. Merchant card fee income reflects a decrease of 11.5% in a comparison of third quarter 2000 to third quarter 1999. Fee income to the Bank from CSI totaled $689,180 for the nine months ended September 30, 2000, compared to $841,052 for the nine months ended September 30, 1999. Fee income under the revised contract is expected to decline to approximately $900,000 in 2000, $700,000 in 2001, and $600,000 in 2002 and 2003.

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

Allowance for Loan Losses

     The allowance for loan losses increased $234,597 from December 31, 1999 to September 30, 2000. The provision for loan losses for the nine months ended September 30, 2000 was $700,000 compared to $1,025,000 for the nine months ended September 30, 1999. The decrease in the provision is due to the improvement in the quality of the loan portfolio, and reduction in loan charge-offs. The allowance for loan losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. Management determines the provision charged to expense based on an on-going analysis of the loan portfolio's product mix, delinquency ratios, losses incurred and other factors. The following table presents information concerning the allowance:


                                                              September 30, 2000   September 30, 1999    December 31, 1999
                                                              ------------------   ------------------    -----------------

Allowance at beginning of period                              $      2,148,074     $      2,080,831      $      2,080,831

Provision for loan losses                                              700,000            1,025,000             1,325,000

Losses charged to the allowance                                       (542,408)          (1,336,649)           (1,438,474)

Recoveries of amounts charged off                                       77,005              109,904               180,717
                                                              ------------------   ------------------    -----------------
Allowance at end of period                                    $      2,382,671     $      1,879,086      $      2,148,074
                                                              ==================   ==================    =================
Ending loan portfolio (Before allowance for loan losses)      $    169,315,829     $    137,494,102      $    145,173,819
                                                              ==================   ==================    =================
Ending allowance as a percentage of ending loan portfolio                 1.41%                1.37%                 1.48%
                                                              ==================   ==================    =================

Nonaccrual, Past Due and Restructured Loans

     Tehama Bancorp's current policy is to cease accruing interest when a loan becomes 90-days past due as to principal or interest; when the full, timely collection of interest or principal becomes uncertain; or when a portion of the principal balance has been charged off, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrued and uncollected interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well secured and in process of collection. The following table sets forth nonaccrual loans and loans past due 90 days or more as of September 30, 2000, June 30, 2000 and December 31, 1999, respectively:


(In Thousands)                                September 30, 2000    June 30, 2000     December 31, 1999
                                              -------------------   -------------     ------------------

Past due 90 days or more and still accruing:
  Real estate                                 $          1,390      $        27       $              75
  Commercial                                             1,377              858                     516
  Installment and other                                     49               33                      26
                                               -------------------   -------------     ------------------

    Total                                                2,816              918                     617

Nonaccrual loans                                           365              497                     751
                                              -------------------   -------------     ------------------
Total nonperforming loans                     $          3,181      $     1,415       $           1,368
                                              ===================   =============     ==================
Interest foregone                             $             28      $        40       $              70
                                              ===================   =============     ==================


     At September 30, 2000, the recorded investment in loans that are considered impaired was $89,000. Such impaired loans had a valuation allowance of $45,000. At June 30, 2000, the recorded investment in impaired loans was $213,000. Such impaired loans had a valuation allowance of $106,000. At December 31, 1999, the recorded investment in loans that are considered impaired was $259,000. Such impaired loans had a valuation allowance of $78,000. Tehama Bancorp recognized no interest income on impaired loans during these periods. There were no troubled debt restructurings or loan concentrations in excess of 10% of total loans not otherwise disclosed as a category of loans as of December 31, 1999. Management is not aware of any potential problem loans, which were accruing and current at December 31, 1999, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.

     The increase in loans past due 90 days or more and still accruing was attributable to one agricultural credit relationship in the aggregate amount of $2.1 million consisting of a combination of real estate and commercial loans. These loans were pending a restructure and refinancing at September 30, 2000 and were paid in full on October 6, 2000 from an unrelated lender.

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


                                       Company         Bank       Minimum      Well Capitalized
                                       -------        ------      -------      ----------------

  Leverage Ratio                         9.4%           7.6%        4.0%            5.0%

  Tier 1 Risk-Based Capital Ratio       11.9%           9.7%        4.0%            6.0%

  Total Risk Based Capital Ratio        13.1%          10.9%        8.0%           10.0%


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company duly caused this report to be signed by the undersigned thereunto duly authorized.




January 5, 2001                                 BY: /s/  RANDALL A. SHELL
----------------                                         ----------------------
     Date                                                Randall A. Shell
                                                         Senior Vice President &
                                                         Chief Financial Officer


January 5, 2001                                BY: /s/  WILLIAM P. ELLISON
----------------                                        -----------------------
     Date                                                William P. Ellison
                                                         President & Chief
                                                         Executive Officer